Form 10-K405
TRUMP PLAZA FUNDING INC; TRUMP PLAZA ASSOCIATES; TRUMP PLAZA HOLDING ASSOCIATES
filed 1995-03-29
CIK 791445, 791446, 897729

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the Fiscal Year Ended December 31, 1994

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from _______ to _______

                          Commission File No.: 2-0219


                           TRUMP PLAZA FUNDING, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

       New Jersey                                        13-3339198
-------------------------------              -------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                          Number)

Mississippi Avenue and The Boardwalk
     Atlantic City, New Jersey                        08401
----------------------------------------            ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:      (609) 441-6526


                        TRUMP PLAZA HOLDING ASSOCIATES
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

         New Jersey                                  22-3213714
-------------------------------              -------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                          Number)

Mississippi Avenue and The Boardwalk
     Atlantic City, New Jersey                        08401
----------------------------------------            ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (609) 441-6526

                            TRUMP PLAZA ASSOCIATES
                   ----------------------------------------
            (Exact Name of Registrant as specified in its charter)

         New Jersey                                   22-3241643
-------------------------------              -------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                          Number)

Mississippi Avenue and The Boardwalk
     Atlantic City, New Jersey                        08401
----------------------------------------            ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (609) 441-6526

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes   X       No
                                                   ---------    ---------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value of the voting stock of Trump Plaza Funding, Inc. held by non-affiliates as of March 29, 1995 was approximately: $ 0

  Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X       No
                          ---------    ---------

  As of March 29, 1995, there were 100 shares of Trump Plaza Funding, Inc.'s Common Stock outstanding.

  Documents Incorporated by Reference -- Not applicable.

                                   FORM 10-K

                               TABLE OF CONTENTS

Item                                                        Page

  PART I..................................................     1

  ITEM 1.  BUSINESS.......................................     1

  ITEM 2.  PROPERTIES.....................................    31

  ITEM 3.  LEGAL PROCEEDINGS..............................    37

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS........................................    40

  PART II.................................................    41

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS....................    41

  ITEM 6.  SELECTED FINANCIAL DATA........................    42

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..    43

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....    51

  ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE.....................................    51

  PART III................................................    52

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS..............    52

  ITEM 11.  EXECUTIVE COMPENSATION........................    56

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.........................    62

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS..................................    63

  PART IV.................................................    67

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K...........................    67


                                     PART I
                                     ------

  ITEM 1.  BUSINESS.
  ------   --------

  (A)  GENERAL DEVELOPMENT OF BUSINESS
       -------------------------------

            Trump Plaza Associates (the "Partnership") owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza"), a luxury casino hotel located on The Boardwalk in Atlantic City, New Jersey. The Partnership was organized in June 1982 as a general partnership under the laws of the State of New Jersey. Trump Plaza Funding, Inc. (the "Company") was incorporated on March 14, 1986 as a New Jersey corporation and was originally formed solely to raise funds through the issuance and sale of its debt securities for the benefit of the Partnership. Trump Plaza Holding Associates ("Holding") was formed in February 1993 as a New Jersey general partnership for the purpose of raising funds through the issuance and sale of its Units (as defined).

            The partners in the Partnership are Holding, which has a 99% interest in the Partnership, and the Company, which has a 1% interest in the Partnership. Donald J. Trump ("Trump"), by virtue of his ownership of the Company, Holding and Trump Plaza Holding Inc. ("Holding Inc."), which owns a 1% partnership interest in Holding, is the beneficial owner of 100% of the equity interest in the Partnership. The two partners in Holding are Trump and Holding Inc. Holding Inc. acts as the managing general partner of Holding. Holding has no assets other than its equity interest in the Partnership. The Company is the managing general partner of the Partnership.

            On June 24, 1993, the Partnership, the Company and certain affiliated entities completed a refinancing (the "Refinancing") of their debt and equity interests. The purpose of the Refinancing was (i) to repay, in full, the mortgage indebtedness and certain other indebtedness issued as part of the restructuring (the "Restructuring") of the indebtedness of the Partnership and the Company pursuant to a prepackaged plan of reorganization (the "Plan") under chapter 11 of the Bankruptcy Code of 1978, as amended, effective as of May 29, 1992, (ii) to repurchase the preferred stock interest in Trump Plaza not owned by Trump and (iii) to repay certain personal indebtedness of Trump. The Refinancing included (i) the offering (the "Mortgage Note Offering") by the Company of $330 million in aggregate principal amount of its 10-7/8% Mortgage Notes due 2001 (the "Mortgage Notes") and (ii) the offering (the "Units Offering" and, together with the Mortgage Note Offering, the "Offerings") by Holding of 12,000 Units (the "Units") consisting of an aggregate of $60 million in principal amount of 12-1/2% Pay-in-Kind Notes due 2003 (the "PIK Notes") and 12,000 warrants (the "Warrants") to acquire an aggregate of $12 million in principal amount of PIK Notes. Each of the Warrants entitles the holder to acquire $1,000 principal amount of PIK Notes for no additional consideration. The partnership agreement of the Partnership was amended and restated to alter certain procedures and to effectuate the consummation of the Offerings. See "-- Narrative Description of Business -- The Refinancing and Restructuring."

            The Mortgage Notes are senior indebtedness of the Company. The Company and the Partnership are subject to restrictions on the incurrence of additional indebtedness. The Mortgage Notes are unconditionally guaranteed by the Partnership. The Guarantee ranks pari passu in right of payment with all existing and future senior indebtedness of the Partnership. The PIK Notes are secured by Holding's equity interest in the Partnership. Holders of the PIK Notes and the Warrants are not creditors of the Partnership and, consequently, have no recourse to the assets of the Partnership if an event of default should occur thereunder. Accordingly, the PIK Notes are structurally subordinated to the indebtedness of the Partnership, including the Mortgage Notes.

            As of December 31, 1994, the Company's debt consisted of approximately $326,234,000 (net of discount) outstanding of its Mortgage Notes. As of December 31, 1994, Holding's debt consisted of approximately $71,756,000 of PIK Notes and $12 million of deferred warrant obligations. As of December 31, 1994, the Partnership's debt consisted of a non-recourse promissory note to the Company in the amount of $326,234,000 (net of discount) and approximately $6 million of other indebtedness. The Partnership has unconditionally guaranteed the Mortgage Notes.

  (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
       ---------------------------------------------

            The Partnership operates in only one industry segment. See the Financial Statements of the Company and the Partnership included elsewhere herein.

  (C)  NARRATIVE DESCRIPTION OF BUSINESS
       ---------------------------------

  GENERAL

            The Partnership owns and operates Trump Plaza, a luxury casino hotel located in Atlantic City, New Jersey. Trump Plaza, with its 73,000 square foot casino, first class guest rooms and other luxury amenities, has both a "Four Star" Mobil Travel Guide rating and a "Four Diamond" American Automobile Association ("AAA") rating. Management believes that these ratings reflect the high quality amenities and services that Trump Plaza provides to its casino patrons and hotel guests. Trump Plaza is conveniently located on The Boardwalk, at the end of the main highway into Atlantic City and is one of the first casino hotels visible from that approach. Management believes that the central location of Trump Plaza, with its accessibility to "drive in" and "walk in" patrons, is highly advantageous to Trump Plaza. In addition, the Casino Reinvestment Development Authority ("CRDA") is currently overseeing the development of a "tourist corridor" which will link The Boardwalk with downtown Atlantic City and, when completed, will feature an entertainment and retail complex of up to 800,000 square feet. Trump Plaza will be located at the end of the tourist corridor by The Boardwalk.

            Trump Plaza seeks to attract casino patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming patron (a "high-end" patron). This strategy is accomplished, in part, through the attractiveness of the facility, which is enhanced by routinely attending to the aesthetics of the casino and other public areas in Trump Plaza. In addition, Trump Plaza provides a consistency in the conduct of play of its table games that serious gaming patrons seek. Finally, Trump Plaza offers a broad selection of dining choices (including four gourmet restaurants), headline entertainment, deluxe accommodations and other amenities and services.

  FACILITIES AND AMENITIES

            The casino in Trump Plaza currently offers 89 table games and 2,076 slot machines. In addition to the casino, Trump Plaza consists of a 31-story tower with 555 guest rooms, including 62 suites. Trump Plaza's hotel capacity will increase to a total of 904 guest rooms as a result of the renovation of 349 rooms at the Boardwalk Expansion Site. The facility also offers 10 restaurants, a 750-seat cabaret theater, four cocktail lounges, 28,000 square feet of convention, ballroom and meeting room space, a swimming pool, tennis courts and a health spa.

            The entry level of Trump Plaza includes a cocktail lounge, two gift shops, a deli, a coffee shop, an ice cream parlor and a buffet. The casino level houses the casino, a fast food restaurant, an exclusive slot lounge for high-end patrons and a new ocean front baccarat gaming area. There is also an enclosed skywalk which connects Trump Plaza at the casino level with the Atlantic City Convention Center.

            Trump Plaza's guest rooms are located in a tower which affords most guest rooms a view of the ocean. While rooms are of varying size, a typical guest room consists of approximately 400 square feet. Trump Plaza also features 23 one-bedroom suites, 21 two-bedroom suites and 18 "Super Suites." The Super Suites are located on the top two floors of the tower and offer luxurious accommodations and 24-hour butler and maid service. The Super

  Suites and certain other suites are located on the "Club Level" which requires guests to use a special elevator key for access, and contains a lounge area (the "Club Level Lounge") that offers food and bar facilities.

            Trump Plaza is connected by an enclosed pedestrian walkway to a 10-story parking garage, which can accommodate approximately 2,650 cars, and contains 13 bus bays, a comfortable lounge, a gift shop and waiting area (the "Transportation Facility"). The Transportation Facility provides patrons with immediate access to the casino, and is located directly off of the main highway into Atlantic City.

  BUSINESS STRATEGY

            GENERAL. After a period of turnover in management in 1994, the Partnership has hired a new president and chief operating officer for Trump Plaza, as well as several other senior managers. The new management team at Trump Plaza is dedicated to continuing Trump Plaza's longstanding commitment to maintaining high quality amenities, while at the same time pursuing an aggressive new strategy focusing on strategic expansion and customer service.

            A primary element of the Trump Plaza business strategy is to seek to attract patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming customer. Such high-end players typically wager $5 or more per play in slots and $25 or more per play in table games. In order to attract more high-end gaming patrons to Trump Plaza in a cost-effective manner, the Partnership has refocused its marketing efforts. Commencing in 1991, the Partnership substantially curtailed costly "junket" marketing operations which involved attracting groups of patrons to the facility on an entirely complimentary basis (e.g., by providing free air fare, gifts and room accommodations). In the fall of 1992, the Partnership decided to de-emphasize marketing efforts directed at "high roller" patrons from the Far East, who tend to wager $50,000 or more per play in table games. In each case the Partnership determined that the potential benefit derived from these patrons did not outweigh the high costs associated with attracting such players and the resultant volatility in the results of operations of Trump Plaza. This shift in marketing strategy has allowed the Partnership to focus its efforts on attracting the high-end players.

            In addition, Trump Plaza's new management team has launched a variety of new initiatives designed to increase the level of casino gaming activity. These initiatives include targeted marketing and advertising campaigns directed to select groups of customers in the corridor that extends from Washington, D.C. to Boston and includes New York City and Philadelphia, the introduction of new slot machines and table games and the addition of bill acceptors on slot machines.

            GAMING ENVIRONMENT. Trump Plaza also pursues a continuous preventative maintenance program that emphasizes the casino, hotel rooms and public areas in Trump Plaza. These programs are designed to maintain the attractiveness of Trump Plaza to its gaming patrons. Trump Plaza continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. Trump Plaza's casino floor has clear, large signs for the convenience of patrons. As new games have been approved by the Casino Control Commission ("CCC"), the Partnership has integrated such games into its casino operations to the extent it deems appropriate.

            In recent years, there has been an industry trend towards fewer table games and more slot machines. For the Atlantic City casino industry, revenue from slot machines increased from 54.6% of the industry gaming revenue in 1988 to 66.9% of the industry gaming revenue in 1994. Trump Plaza experienced a similar increase, with slot revenue increasing from 51.2% of gaming revenue in 1988 to 64.7% of the industry gaming revenue in 1994. In response to this trend, Trump Plaza has devoted more of its casino floor space to slot machines. In April 1993, Trump Plaza removed 12 table games from the casino floor and replaced them with 75 slot machines. Moreover, as part of its program to attract high-end slot players, the Partnership created "Fifth Avenue Slots," a partitioned portion of the casino floor that includes approximately 70 slot machines (most of which provide for $5 or more per play), an exclusive lounge for high-end patrons and other amenities.

            "COMPING" STRATEGY. In order to compete effectively with other Atlantic City casino hotels, the Partnership offers complimentary drinks, meals, room accommodations and/or travel arrangements to its patrons ("complimentaries" or "comps"). Trump Plaza's policy on complimentaries is to provide comps primarily to patrons with a demonstrated propensity to wager at Trump Plaza.

            ENTERTAINMENT. Trump Plaza offers headline entertainment, as well as other entertainment and revue shows as part of its strategy to attract high-end and other patrons. Trump Plaza offers headline entertainment weekly during the summer and monthly during the off-season, and also features other entertainment and revue shows.

            PLAYER DEVELOPMENT/CASINO HOSTS. The Partnership currently employs gaming representatives in New Jersey, New York and other states, as well as several international representatives, to promote Trump Plaza to prospective gaming patrons. Player development personnel host special events, offer incentives and contact patrons directly in an effort to attract high-end table game patrons from the United States, Canada and South America. Trump Plaza's casino hosts assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also solicit Trump Card (the frequent player slot card) sign-ups in order to increase the Partnership's marketing base.

            PROMOTIONAL ACTIVITIES. The Trump Card, a player identification card, constitutes a key element in Trump Plaza's direct marketing program. Slot machine players are encouraged to register for and utilize their personalized Trump Card to earn various complimentaries based upon their level of play. The Trump Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. The Company's computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced.

            Trump Plaza designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Trump Card and on table game wagering by the casino game supervisors. Promotional activities include the mailing of vouchers for complimentary slot play. Trump Plaza also utilizes a special events calendar (e.g., birthday parties, sweepstakes and special competitions) to promote its gaming operations.

            The Partnership conducts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Such players tend to play at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at Trump Plaza.

            BUS PROGRAM. Trump Plaza has a bus program, which transports approximately 2,400 gaming patrons per day during the week and 3,500 per day on the weekends. The Partnership's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Trump Plaza's Transportation Facility contains 13 bus bays and is connected by an enclosed pedestrian walkway to Trump Plaza. The Transportation Facility provides patrons with immediate access to the casino, and contains a comfortable lounge area for patrons waiting for return buses.

            CREDIT POLICY. Historically, Trump Plaza has extended credit to certain qualified patrons. For the years ended December 31, 1994, 1993 and 1992, credit play as a percentage of total dollars wagered was approximately 17%, 18% and 28%, respectively. As part of the Partnership's new business strategy and in response to the general economic downturn in the Northeast, Trump Plaza has imposed stricter standards on applications for new or additional credit and has reduced credit to international patrons. Such stricter standards in the extension of credit have contributed to the reduction of credit play as a percentage of total dollars wagered and has led to improved quality of the credit extended.

  ATLANTIC CITY MARKET

            Gaming in Atlantic City started in May 1978 when the first casino hotel opened for business. Since 1978, gaming in Atlantic City has grown from one casino to 12 casinos as of December 31, 1994, with approximately $3.4 billion of casino industry revenue generated in 1994, a 4% increase over 1993 revenues of $3.3 billion, despite the effects of unfavorable winter weather in the first quarter of 1994. From 1989 to 1994, total casino revenues in Atlantic City have increased 22%. See "-- Competition."

            Atlantic City is near many densely populated metropolitan areas. The primary area served by Atlantic City casino hotels is the corridor that extends from Washington, D.C. to Boston and includes New York City and Philadelphia. Within this primary area, Atlantic City may be reached by automobile or bus. Principal arteries lead into Atlantic City from the metropolitan New York area and from the Baltimore/Washington, D.C. area, both of which are approximately three hours away by automobile. Atlantic City can also be reached by air and rail transportation, although most patrons arrive by automobile or bus.

            Historically, Atlantic City has suffered from inadequate rail and air transportation. As a result, a majority of Atlantic City gaming patrons travel from the mid-Atlantic and northeast regions of the United States by automobile or bus. The State of New Jersey is in the process of implementing a $124 million capital plan to upgrade the Atlantic City International Airport and Atlantic City Expressway. Despite the expansion of the Atlantic City International Airport, however, access to Atlantic City by air is still limited by a lack of regularly scheduled flights and by inadequate terminal facilities. The lack of adequate transportation infrastructure has limited the expansion of the Atlantic City gaming industry's geographic patron base and the attractiveness of Atlantic City to major conventions.

            In February 1993, the State of New Jersey broke ground for a new $250,000,000 Convention Center on a 30.5-acre site adjacent to the Atlantic City Expressway. Targeted to open in January 1997, the new Convention Center will house approximately 500,000 square feet of exhibit space along with 45 meeting rooms totalling nearly 110,000 square feet. The building will include a 1,600-car underground garage and an indoor street linking the Convention Center to the existing Rail Terminal. The new Convention Center has been designed to serve as the centerpiece of Atlantic City's renaissance as a favorable meeting destination.

  EXPANSION SITES

            Management has determined to expand the Partnership's facilities. The purpose of such an expansion is to increase the casino floor space and to add additional gaming units. Any such expansion will require various regulatory approvals, including the approval of the CCC. Furthermore, the Casino Control Act requires that additional guest rooms be put in service within a specified time period after any such casino expansion. As discussed below, the Partnership has begun the planned expansion of its hotel facilities at the Boardwalk Expansion Site (as defined). If the Partnership completed any casino expansion and subsequently did not complete the requisite number of additional guest rooms within the specified time period, the Partnership might have to close all or a portion of the expanded casino in order to comply with regulatory requirements, which could have a material adverse effect on the results of operations and financial condition of the Partnership.

            BOARDWALK EXPANSION SITE. In 1993, the Partnership received the approval of CCC, subject to certain conditions, for the expansion of the Trump Plaza hotel facilities on a 2.0-acre parcel of land located adjacent to Trump Plaza on The Boardwalk upon which there is located an approximately 349-room hotel, which was, at the time, closed to the public and in need of substantial renovation and repair (the "Boardwalk Expansion Site"). In June 1993, Trump and the lender holding mortgage liens on the Boardwalk Expansion Site negotiated the terms of a restructuring of loans of approximately $52.0 million of principal and accrued interest secured by the liens on the Boardwalk Expansion Site. On June 24, 1993, the date the Offerings were consummated, Trump transferred title to the Boardwalk Expansion Site to the lender in exchange for a reduction in Trump's indebtedness to such lender, with a further reduction of Trump's indebtedness if the Partnership assumed the Boardwalk Expansion Site Lease (as defined). On such date, the lender leased the Boardwalk Expansion Site to Trump (the "Boardwalk Expansion Site Lease") for a term of five years, which expires on June 30, 1998, during which time Trump is obligated to pay the lender $260,000 per month in lease payments.

            On June 24, 1993, the Partnership also acquired a five-year option to purchase the Boardwalk Expansion Site (the "Boardwalk Expansion Site Purchase Option"). In October 1993, the Partnership assumed the leases associated with the Boardwalk Expansion Site. In addition, the Partnership has a right of first offer (the "Right of First Offer") upon any proposed sale of all or any portion of the Boardwalk Expansion Site during the term of the Boardwalk Expansion Site Purchase Option. Until such time as the Boardwalk Expansion Site Purchase Option is exercised or expires, the Partnership is obligated to pay the net expenses associated with the Boardwalk Expansion Site. During the year ended December 31, 1994, the Partnership incurred $4.9 million of such expenses. Under the Boardwalk Expansion Site Purchase Option, the Partnership has the right to acquire the Boardwalk Expansion Site for a purchase price of $27.0 million through 1995, increasing by $1.0 million annually thereafter until expiration on June 30, 1998. Under the terms of the Boardwalk Expansion Site Purchase Option, if the Partnership defaults in making payments due under the Boardwalk Expansion Site Purchase Option, the Partnership would be liable to the grantor of the Boardwalk Expansion Site Purchase Option for the sum of (a) the present value of all remaining payments to be made by the Partnership pursuant to the Boardwalk Expansion Site Purchase Option during the term thereof and (b) the cost of demolition of all improvements then located at the Boardwalk Expansion Site.

            As of December 31, 1994, the Partnership had capitalized approximately $11.7 million in construction costs related to the Boardwalk Expansion Site including a $1 million consulting fee paid to Trump. Management does not currently anticipate that it will be in a position to exercise the Boardwalk Expansion Site Purchase Option prior to 1996 due, in part, to limitations on its ability to incur additional indebtedness. If the Partnership is unable to finance the purchase price of the Boardwalk Expansion Site pursuant to the Boardwalk Expansion Site Purchase Option, any amounts expended with respect to the Boardwalk Expansion Site, including payments under the Boardwalk Expansion Site Purchase Option and the Boardwalk Expansion Site Lease, if assumed, and any improvements thereon would inure to the benefit of the owner of the Boardwalk Expansion Site and not to the Partnership. In such event, the Partnership might have to close all or a portion of the expanded casino in order to comply with regulatory requirements, which could have a material adverse effect on the results of operations and financial condition of the Partnership.

            The Partnership's ability to acquire the Boardwalk Expansion Site pursuant to the Boardwalk Expansion Site Purchase Option is dependent upon its ability to obtain financing to acquire the property and is subject to the approval of the CCC. See "-- Gaming and Other Laws and Regulations." The ability to incur such indebtedness is also restricted by the Mortgage Note Indenture and the PIK Note Indenture and would require the consent of certain of Trump's personal creditors. The Partnership's ability to complete development of the Boardwalk Expansion Site is dependent upon its ability to use existing cash on hand and generate cash flow from operations sufficient to fund development costs. No assurance can be given that such cash on hand will be available to the Partnership for such purposes or that it will be able to generate sufficient cash flow from operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Pursuant to the Right of First Offer, the Partnership has ten days after receiving written notice from the grantor of the proposed sale to commit to exercise the Right of First Offer. If the Partnership commits to exercise the Right of First Offer, it has ten days from the date of the commitment to deposit $3,000,000 with the grantor, to be credited towards the purchase price or to be retained by the grantor if the closing, through no fault of the grantor, does not occur within ninety days (or, subject to certain conditions, 120 days) of the date of the commitment. There can be no assurance that the Partnership would have the liquidity necessary to exercise its Right of First Offer on a timely basis should it be required. In addition, exercise of the Boardwalk Expansion Site Purchase Option or the Right of First Offer requires the consent of certain of Trump's personal creditors, and there can be no assurance that such consent will be obtained at the time the Partnership desires to exercise the Boardwalk Expansion Site Purchase Option or such right of first offer. The CCC has required that the Partnership exercise the Boardwalk Expansion Site Purchase Option or the Right of First Offer therein no later than July 1, 1995. The Partnership intends to request a waiver of this requirement; however, no assurance can be given that such waiver will be granted or that any condition imposed by the CCC would be acceptable to the Partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

            Management is in the process of renovating the hotel at the Boardwalk Expansion Site. When completed, the hotel will have approximately 349 rooms, including a retail space fronting The Boardwalk, and 15,000 square feet of proposed gaming space on the second floor. As a result of this expansion, upon approval by the CCC, the Partnership will be permitted to increase Trump Plaza's casino floor space to 90,000 square feet. The Partnership added approximately 9,000 square feet in April 1994, 1,000 square feet in July 1994 and 3,000 square feet in December 1994. At December 31, 1994, the total casino floor space was 73,000 square feet. The Partnership has begun construction at the Boardwalk Expansion Site (pursuant to rights granted to the Partnership by the lender and the lessee under the Boardwalk Expansion Site Lease) prior to acquiring title thereto pursuant to the Boardwalk Expansion Site Purchase Option. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

            Acquisition of the Boardwalk Expansion Site by the Partnership would under certain circumstances (provided there are no events of default under the Boardwalk Expansion Site Lease or the Boardwalk Expansion Site Purchase Option and provided that certain other events had not theretofore or do not thereafter occur) discharge Trump's obligation to such lender in full. Management believes that the Boardwalk Expansion Site will be useful to the operation of Trump Plaza as the site of the future expansion of the Partnership's hotel operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

            In September 1993, Trump entered into a sublease agreement (the "Time Warner Sublease") with Time Warner Entertainment Company, L.P. ("Time Warner") for a period of ten years with the sublessee's option to renew the sublease for a ten-year period. Under this agreement, Time Warner agreed to sublease the entire first floor of the retail space (approximately 17,000 square feet) located at the Boardwalk Expansion Site for a new Warner Brothers Studio Store. In October 1993, the Partnership assumed Trump's duties and obligations under the Time Warner Sublease. In July 1994, Time Warner opened its second largest Warner Brothers Studio Store at the Boardwalk Expansion Site pursuant to the Time Warner Sublease. Management believes that the store will be a major attraction on The Boardwalk and will increase the flow of patrons through the casino. The remaining portion of the Boardwalk Expansion Site will be used for a new entranceway to Trump Plaza, directly off the Atlantic City Expressway, as well as a public park and parking facilities for Trump Plaza patrons.

            The Partnership is obligated to either pay a tax to the CRDA of 2.5% of its gross casino revenues or to obtain investment tax credits in an amount equal to 1.25% of its gross casino revenues. The Partnership obtained approval from the CRDA for up to $14.1 million of investment tax credits with respect to the acquisition and construction of improvements to the Boardwalk Expansion Site described herein and the related demolition of certain structures on the Boardwalk Expansion Site. Due to the fact that the Partnership has begun construction at the Boardwalk Expansion Site, pursuant to rights granted to the Partnership by its lessor, the Partnership has received approximately $1,519,000 in such CRDA credit as of December 31, 1994. There can be no assurance, however, that such credits would be sufficient to defray a significant portion of the total project costs.

            TRUMP REGENCY. In June 1989, Trump Crystal Tower Associates Limited Partnership, a New Jersey limited partnership wholly-owned by Trump, acquired from Elsinore Shore Associates all of the assets constituting the former Atlantis Casino Hotel ("Atlantis"), which is located on The Boardwalk adjacent to the Atlantic City Convention Center on the opposite side from Trump Plaza and is otherwise referred to herein as the Trump Regency. Prior to such acquisition, all of the Atlantis' gaming operations were discontinued. The facility was renamed the Trump Regency Hotel and leased to the Partnership, which operated it solely as a non-casino hotel. As part of the Restructuring, the lease was terminated and the Partnership issued to Chemical Bank ("Chemical"), the assignee of rents payable under such lease, a promissory note in the original principal amount of $17.5 million (the "Regency Note"). At such time, title to the Trump Regency was transferred by Trump to ACFH Inc. ("ACFH"), a wholly owned subsidiary of Chemical. Since that time, the Trump Regency has been operated by ACFH as a non-casino hotel. The Partnership repaid the Regency Note with a portion of the proceeds of the Refinancing.

            In December 1993, Trump entered into an option agreement (the "Original Chemical Option Agreement") with Chemical and ACFH. The Original Chemical Option Agreement granted to Trump an option to purchase (i) the Trump Regency (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which are secured by certain real estate assets located in New York, unrelated to the Partnership, including one note dated July 20, 1987, as amended by First Allonge to the note dated as of November 16, 1988 and as further amended by Second Allonge to the note dated as of August 8, 1988 in the original principal amount of $80,000,000 made by Trump to a predecessor of Chemical (the "Trump Note"). As of December 31, 1994, the aggregate amount owed by Trump and his affiliates under the Chemical Notes (none of which constitutes an obligation of the Partnership) was approximately $65.8 million, of which the aggregate amount owing under the Trump Note was $35.9 million.

            The aggregate purchase price payable for the assets subject to the Original Chemical Option Agreement was $80 million. Under the terms of the Original Chemical Option Agreement, $1 million was required to be paid for the option by January 5, 1994. In addition, the Original Chemical Option Agreement provided for an expiration of the option on May 8, 1994, subject to an extension until June 30, 1994 upon payment of an additional $250,000 on or before May 8, 1994. The Original Chemical Option Agreement did not allocate the purchase price among the assets subject to the option or permit the option to be exercised for some, but not all, of such assets.

            In connection with the execution of the Original Chemical Option Agreement, the Partnership was to make the initial $1,000,000 payment, and, in consideration of such payment to be made by the Partnership, Trump agreed with the Partnership that, if Trump is able to acquire the Trump Regency pursuant to the exercise of the option, he would make the Trump Regency available for the sole benefit of the Partnership on a basis consistent with the Partnership's contractual obligations and requirements. Trump further agreed that the Partnership would not be required to pay any additional consideration to Trump in connection with any assignment to the Partnership of the option to purchase the Trump Regency. On January 5, 1994, the Partnership obtained the approval of the CCC to make the $1 million payment, and the payment was made on that date.

            On June 16, 1994, Trump, Chemical and ACFH amended and restated the Original Chemical Option Agreement (the "First Amended Chemical Option Agreement"). The First Amended Chemical Option Agreement provided for an extension of the expiration of the option through September 30, 1994, upon payment of $250,000. Such payment was made on June 27, 1994. The First Amended Chemical Option Agreement also provided for a $60 million option price for the Trump Regency and the Trump Note, and a separate $20 million option price for the other Chemical Notes. On August 30, 1994, Trump, Chemical and ACFH entered into an amendment to the First Amended Chemical Option Agreement (the "Second Amended Chemical Option Agreement"). The Second Amended Chemical Option Agreement provided for an extension of the expiration of the option through March 31, 1995 upon the payment of $50,000 per month for the period October through December 1994, and $150,000 per month for the period January through March 1995. The Partnership received the approval of the CCC and has made such payments. On March 6, 1995, Trump, Chemical and ACFH entered into an amendment to the Second Amended Chemical Option Agreement (the "Third Amended Chemical Option Agreement"). The Third Amended Chemical Option Agreement provides for an extension of the expiration of the option through August 31, 1995 upon the payment of $100,000 per month for the period April through August 1995. The Partnership received the approval of the CCC on March 22, 1995 to make such payment. As a condition to the Third Amended Chemical Option Agreement, Trump must (i) obtain the approval of the CCC by July 1, 1995 for the transactions contemplated by the exercise of the options set forth in the Third Amended Chemical Option Agreement and for the financing to be used in connection with the acquisition of Trump Regency and other assets in connection with the exercise of the options set forth in the Third Amended Chemical Option Agreement; and (ii) file with the Securities and Exchange Commission (the "SEC") by April 1, 1995 a registration statement relating to the financing necessary to complete the transactions contemplated by the exercise of the options set forth in the Third Amended Chemical Option Agreement.

            As of December 31, 1994, $1,550,000, representing option payments, is included in other assets in the accompanying Consolidated Financial Statements. If the option is exercised pursuant to the Third Amended Chemical Option Agreement, option payments through March 31, 1995 are available to offset the $60 million option price.

  COMPETITION

            Trump Plaza competes primarily with other casinos located in Atlantic City, New Jersey, and also competes, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or may in the future be, authorized. To a lesser extent, Trump Plaza faces competition from gaming facilities nationwide, including land based, cruise line, riverboat and dockside casinos located in Mississippi, Nevada, Louisiana, Iowa, Puerto Rico, the Bahamas and other locations inside and outside the United States and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing and from illegal wagering of various types.

            Competition in the Atlantic City casino hotel market is intense. At present, there are 12 casino hotels located in Atlantic City, including Trump Plaza, all of which compete for patrons. In addition, there are several sites on The Boardwalk and in the Atlantic City Marina area on which casino hotels could be built in the future, although the Partnership is not aware of any current development of such sites by third parties.

            Casinos in Atlantic City must be located in approved hotel facilities which offer dining, entertainment and other guest facilities. In addition, the approved hotel facilities must have a prescribed number of qualified sleeping units depending on the size of the casino space. Competition among casino hotels is based primarily upon promotional allowances, advertising, the attractiveness of the casino area, service, quality and price of rooms, food and beverages, restaurant, convention and parking facilities and entertainment. In order to compete effectively with all other Atlantic City casino hotels, the Partnership offers complimentary beverages, meals, room accommodations and/or travel arrangements to its preferred customers, as well as cash bonuses and other incentives pursuant to approved coupon programs.

            In addition, Trump Plaza faces competition from casino facilities operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act ("IGRA"), which was passed by Congress in 1988, any state which permits casino style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including the Partnership.

            In 1991, the Mashantucket Pequot Nation opened a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City. In February 1992, the Mashantucket Pequot Nation initiated 24 hour gaming, and in January 1993, slot machines were added at such facility, and the facility currently contains over 3,100 slot machines. The Mashantucket Pequot Nation has announced various expansion plans, including its intention to build another casino in Ledyard together with hotels, restaurants and a theme park. There can be no assurance that any continued expansion of gaming operations by the Mashantucket Pequot Nation would not have a materially adverse impact on the Partnership's operations.

            A group in New Jersey calling itself the "Ramapough Indians" has applied to the U.S. Department of the Interior to be recognized formally as a Native American tribe, which recognition would permit it to require the State of New Jersey to negotiate a gaming compact under IGRA. In 1993, the Bureau of Indian Affairs denied the Ramapough Indians Federal recognition.
  Similarly, a group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Federal Bureau of Indian Affairs seeking Federal recognition as a Native American tribe. Also, it has been reported that a Sussex County, New Jersey businessman has offered to donate land he owns there to the Oklahoma-based Lenape/Delaware Indian Nation which originated in New Jersey and already has Federal tribal status but does not have a reservation in the state. In addition, in July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gambling systems, but without slot machines, near Syracuse, New York and have announced a desire to open gaming facilities elsewhere in New York. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawk casino could be operational as early as August, 1995. The Mohegan Nation, a tribe in Connecticut, received Federal recognition in March of 1994 and, in May of that year, executed a gaming compact with the State of Connecticut that was approved by the Secretary of the Interior in December 1994. The Mohegan Nation is scheduled to open a casino in southeastern Connecticut in the next few years. Other Native American Nations are seeking Federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other nearby states.

            Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including Pennsylvania. Several states are considering or have approved large scale land-based casinos. Harrah's Jazz Company is scheduled to open and operate a casino in New Orleans, Louisiana in May of 1995. Additionally, Las Vegas experienced significant expansion in 1993 and 1994 with additional capacity planned and currently under construction. The Partnership's operations could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or other states in the Northeast. In December 1993, the Rhode Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport Jai Alai, where poker and blackjack have been offered for over two years. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions, competition would intensify. In particular, a proposal has been introduced to legalize gaming in Philadelphia and other locations in Pennsylvania.

            In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation has been enacted. The Partnership is unable to predict whether any such legislation, if enacted, would have a material adverse impact on the results of operations or financial condition of the Partnership.

  THE REFINANCING AND RESTRUCTURING

            THE REFINANCING. In connection with the Refinancing, the proceeds of the Units Offering were distributed to Trump. Trump used $35 million of such proceeds to purchase stock of the Company, which used such funds, together with a portion of the proceeds of the Mortgage Note Offering, to redeem the Company's outstanding stock units (the "Stock Units"), each consisting of (i) one share of the Company's 9.34% Participating Cumulative Redeemable Preferred Stock (the "Preferred Stock"), liquidation preference $25 per share, par value $1 per share, and (ii) one share of the Company's common stock (the "Common Stock"), par value $.00001 per share. The remaining $25 million of the proceeds of the Units Offering were distributed to Trump as part of a special distribution (the "Special Distribution"). Trump used the Special Distribution primarily to reduce his personal indebtedness and to satisfy certain property tax obligations with respect to real estate owned by him. Out of the proceeds of the Mortgage Note Offering, $225 million was used to redeem all of the Bonds (as defined).

            In connection with the Offerings, the Company formed Holding, a New Jersey general partnership, for the purpose of offering the Units. Trump contributed to Holding his equity ownership interest in the Partnership and became the sole beneficial owner of Holding.

            Also in connection with the Offerings, the Company became the managing general partner of the Partnership as of June 18, 1993 upon its merger with TP/GP Corp., a New Jersey corporation ("TP/GP"), which had been the managing general partner of the Partnership until such date. Holding and the Company, both of which became wholly-owned by Trump upon such merger, became the sole partners of the Partnership.

            THE RESTRUCTURING. In 1991, the Partnership began to experience a liquidity problem. Management believes that the Partnership's liquidity problem was attributable, in part, to an overall deterioration in the Atlantic City gaming market, as indicated by reduced rates of casino revenue growth for the industry for the two prior years, aggravated by an economic recession in the Northeast and the Persian Gulf War. Comparatively excessive casino gaming capacity in Atlantic City, due in part to the opening of the Trump Taj Mahal Casino Resort (the "Taj Mahal") in April 1990, may also have contributed to the Partnership's liquidity problem.

            In order to alleviate its liquidity problem, on May 29, 1992 (the "Effective Date"), the Partnership and the Company restructured their indebtedness pursuant to the Plan. The purpose of the Restructuring was to improve the amortization schedule and extend the maturity of the Partnership's indebtedness by (i) eliminating the sinking fund requirement on the Company's 12-7/8% First Mortgage Bonds, due 1998 (the "Original Bonds"), (ii) extending the maturity and lowering the interest rate on the Original Bonds, (iii) reducing the aggregate principal amount of such indebtedness from $250 million to $225 million, and (iv) eliminating certain other indebtedness by reconstituting such debt in part as Bonds (as defined) and in part as Stock Units. The Restructuring was necessitated by the Partnership's inability to either generate cash flow or obtain additional financing sufficient to make the scheduled sinking fund payment on the Original Bonds.

            On the Effective Date, the Company, which theretofore had no interest in the Partnership, received a 50% beneficial interest in TP/GP, and the Company and TP/GP were admitted as partners of the Partnership. The Company issued $225 million principal amount of the Company's 12% Mortgage Bonds due 2002 (the "Bonds") and approximately three million Stock Units to certain creditors. Pursuant to the terms of the partnership agreement of the Partnership, the Company was issued the Preferred Stock. TP/GP became the managing general partner of the Partnership, and through its Board of Directors, managed the affairs of the Partnership until its merger into the Company on June 24, 1993.

            Upon consummation of the Plan, each holder of $1,000 principal amount of Original Bonds and such other indebtedness received (i) $900 principal amount of Bonds, (ii) 12 Stock Units and (iii) certain cash payments.

            As a result of the Refinancing, the Company redeemed the Stock Units, consisting of the Company's Common Stock and Preferred Stock and Trump became the sole beneficial owner of the Company's Common Stock. The Company also retired the outstanding principal amount and interest on the Bonds. In addition, TP/GP was merged into the Company and the Company became the managing general partner of the Partnership.

  CONFLICTS OF INTEREST

            Trump is a 100% beneficial owner of Trump's Castle Casino Resort ("Trump's Castle") subject to certain litigation warrants and a 50% beneficial owner of the Taj Mahal (collectively, the "Other Trump Casinos"), and is the sole beneficial owner of TC/GP, Inc., an entity that as of December 31, 1994 has provided certain services to Trump's Castle; prior thereto, Trump's Castle Management Corp., an entity solely owned by Trump, provided management services to Trump's Castle. Under certain circumstances, Trump could increase his beneficial interest in Taj Mahal to 100%. In addition, Trump has a personal services agreement with the partnership that owns the Taj Mahal pursuant to which he receives substantial compensation based, in part, on the financial results of the Taj Mahal. The Other Trump Casinos compete directly with each other and with other Atlantic City casino hotels, including Trump Plaza. Trump could under certain circumstances have an incentive to operate the Other Trump Casinos to the competitive detriment of the Partnership. Nicholas L. Ribis, the Chief Executive Officer of the Partnership, is also the chief executive officer of the partnerships that own the Other Trump Casinos, and Mr. Robert M. Pickus and Mr. John P. Burke, officers of the Partnership, are also executive officers of each of the partnerships that own the Other Trump Casinos. In addition, Messrs. Trump, Ribis and Burke serve on the governing bodies of the partnerships that own the Other Trump Casinos. As a result of Trump's interests in three competing Atlantic City casinos, the common chief executive officer and other common officers, a conflict of interest may be deemed to exist by reason of such persons' access to information and business opportunities possibly useful to any or all of such casinos. Although no specific procedures have been devised for resolving conflicts of interest confronting, or which may confront, Trump, such persons and the Other Trump Casinos, Messrs. Trump, Ribis, Pickus and Burke have informed the Company that they will not engage in any activity which they reasonably expect will harm Trump Plaza or is otherwise inconsistent with their fiduciary obligations to the Partnership. See "Certain Relationships and Related Transactions."

  EMPLOYEES AND LABOR RELATIONS

            The Partnership has approximately 3,800 employees of whom approximately 1,100 are covered by collective bargaining agreements. Management believes that its relationships with its employees are satisfactory. Certain of the Partnership's employees must be licensed or registered under the Casino Control Act. See "-- Gaming and Other Laws and Regulations --Employees." The Company has no employees.

            In April 1993, the National Labor Relations board found that the Partnership had violated the National Labor Relations Act (the "NLRA") in the context of a union organizing campaign by table game dealers of the Partnership in association with the Sports Arena and Casino Employees Union Local 137, a/w Laborers' International Union of North America, AFL-CIO ("Local 137"). In connection with such finding, the Partnership was ordered to refrain from interfering with, restraining, or coercing employees in the exercise of the rights guaranteed them by Section 7 of the NLRA, to notify its employees of such rights and to hold an election by secret ballot among its employees regarding whether they desire to be represented for collective bargaining by Local 137. The election was held on May 20 and 21, 1994 and the vote, which has been certified by the NLRB, was in favor of management and against representation by Local 137.

  SEASONALITY

            The gaming industry in Atlantic City traditionally has been seasonal, with its strongest performance occurring from May through September, and with December and January showing substantial decreases in activity. Revenues have been significantly higher on Fridays, Saturdays, Sundays and holidays than on other days.

  GAMING AND OTHER LAWS AND REGULATIONS

            The following is only a summary of the applicable provisions of the Casino Control Act and certain other laws and regulations. It does not purport to be a full description thereof and is qualified in its entirety by reference to the Casino Control Act and such other laws and regulations.

            In general, the Casino Control Act contains detailed provisions concerning, among other things: the granting of casino licenses; the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing of certain employees and vendors of casino licensees; rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accounting and cash control methods and reports to gaming agencies; security standards; the manufacture and distribution of gaming equipment; equal employment opportunity for employees of casino operators, contractors of casino facilities and others; and advertising, entertainment and alcoholic beverages.

            CASINO CONTROL COMMISSION. The ownership and operation of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The CCC is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies.

            OPERATING LICENSES. The Partnership was issued its initial casino license on May 14, 1984. On April 19, 1993, the CCC renewed the Partnership's casino license through June 30, 1995, and on March 15, 1993 approved Trump as a natural person qualifier through May 1995. In March 1995, the Partnership's license renewal proceedings were consolidated with the Other Trump Casinos. The Partnership, as consolidated with the Other Trump Casinos for license renewal purposes, intends to apply during March 1995 for a renewal of its casino license for the period through June 30, 1999 and renewal of the approval of Trump as a natural person qualifier for the license term. It is anticipated that the CCC will conduct a plenary hearing for renewal of the Partnership's casino license in June 1995. No assurance can be given that the CCC will renew the casino license or, if it does so, as to the conditions it may impose, if any, with respect thereto.

            CASINO LICENSEE. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license currently held by the Partnership is renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the New Jersey Division of Gaming Enforcement (the "Division").

            To be considered financially stable, a licensee must demonstrate the following ability: to pay winning wagers when due, to achieve a gross operating profit; to pay all local, state and federal taxes when due, to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility, and to pay, exchange, refinance or extend debts which will mature or become due and payable during the license term.

            In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses, approvals or determinations; establishing an appropriate cure period, imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liability; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator. See "-- Gaming and Other Laws and Regulations -- Conservatorship."

            The Partnership believes that it has adequate financial resources to meet the financial stability requirements of the CCC for the foreseeable future.

            Pursuant to the Casino Control Act, CCC regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee. See " --Gaming and Other Laws and Regulations -- Employees." Pursuant to a condition of its casino license, payments by the Partnership to or for the benefit of any related entity or partner are subject to prior CCC approval; and, if the Partnership's cash position falls below $5.0 million for three consecutive business days, the Partnership must present to the CCC and the Division evidence as to why it should not obtain a working capital facility in an appropriate amount.

            CONTROL PERSONS. An entity qualifier or intermediary or holding company, such as Holding, Holding Inc. and the Company, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof individually qualify for approval under casino key employee standards so long as the CCC and the Director of the Division are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding five percent or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

            FINANCIAL SOURCES. The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bears any relation to the casino project, publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than 15% of a series of publicly traded mortgage bonds so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The CCC may require holders of less than 15% of a series of debt to qualify as financial sources even if not active in the management of the issuer or the casino licensee.

            INSTITUTIONAL INVESTORS. An institutional investor ("Institutional Investor") is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees; investment company registered under the Investment Company Act of 1940, as amended; collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; closed end investment trust; chartered or licensed life insurance company or property and casualty insurance company; banking and other chartered or licensed lending institution; investment advisor registered under the Investment Advisers Act of 1940, as amended; and such other persons as the CCC may determine for reasons consistent with the policies of the Casino Control Act.

            An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20% or less of the total outstanding debt of the company, or (B) 50% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10% of the equity securities of a casino licensee's holding or intermediary companies, or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an Institutional Investor may be required to produce for the CCC or the Division upon request, any document or information which bears any relation to such debt or equity securities.

            Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has received the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of, and no intention of influencing or affecting the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization (see "Interim Casino Authorization" below) and has executed a trust agreement pursuant to such an application.

            OWNERSHIP AND TRANSFER OF SECURITIES. The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a Regulated Company and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Each of the Company, Holding, Holding Inc. and the Partnership are deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including partnership interest, are deemed to be the securities of a Regulated Company.

            If the CCC finds that a holder of such securities is not qualified under the Casino Control Act, it has the right to take any remedial action it may deem appropriate including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the CCC has the power to revoke or suspend the casino license affiliated with the Regulated Company which issued the securities. If a holder is found unqualified, it is unlawful for the holder (i) to exercise, directly or through any trustee or nominee, any right conferred by such securities, or
  (ii) to receive any dividends or interest upon such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.

            With respect to non-publicly-traded securities, the Casino Control Act and CCC regulations require that the corporate charter or partnership agreement of a Regulated Company establish a right in the CCC of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the Regulated Company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share or other interest in the event that the CCC disapproves a transfer. With respect to publicly-traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the condition that, if a holder thereof is found to be disqualified by the CCC, such holder shall dispose of such securities.

            INTERIM CASINO AUTHORIZATION. Interim casino authorization is a process which permits a person who enters into a contract to obtain property relating to a casino operation or who obtains publicly-traded securities relating to a casino licensee to close on the contract or own the securities until plenary licensure or qualification. During the period of interim authorization, the property relating to the casino operation or the securities are held in trust.

            Whenever any person enters into a contract to transfer any property which relates to an ongoing casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim casino authorization. Furthermore, the closing or settlement date in the contract may not be earlier than the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the CCC. If, after the report of the Division and a hearing by the CCC, the CCC grants interim authorization, the property will be subject to a trust. If the CCC denies interim authorization, the contract may not close or settle until the CCC makes a determination on the qualifications of the applicant. If the CCC denies qualification, the contract will be terminated for all purposes and there will be no liability on the part of the transferor.

            If, as the result of a transfer of publicly traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

            The CCC may grant interim casino authorization where it finds by clear and convincing evidence that: (i) statements of compliance have been issued pursuant to the Casino Control Act; (ii) the casino hotel is an approved hotel in accordance with the Casino Control Act; (iii) the trustee satisfies qualification criteria applicable to key casino employees, except for residency and casino experience; and (iv) interim operation will best serve the interests of the public.

            When the CCC finds the applicant qualified, the trust will terminate. If the CCC denies qualification to a person who has received interim casino authorization, the trustee is required to endeavor, and is authorized, to sell, assign, convey or otherwise dispose of the property subject to the trust to such persons who are licensed or qualified or shall themselves obtain interim casino authorization.

            Where a holder of publicly-traded securities is required, in applying for qualification as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the CCC thereafter orders that the trust become operative: (i) during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and (ii) after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

            APPROVED HOTEL FACILITIES. The CCC may permit a licensee, such as the Partnership, to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed.

            Agreements to lease an approved hotel building or the land under the building must be for a durational term exceeding

  30 years, concern 100% of the entire approved hotel building or the land upon which it is located and include a buy-out provision conferring upon the lessee the absolute right to purchase the lessor's entire interest for a fixed sum in the event that the lessor is found by the CCC to be unsuitable. The CCC may waive any of the foregoing requirements for good cause. The Partnership intends to apply for a ruling that good cause exists to waive the 30-year requirement. There can be no assurances that the CCC will grant such a waiver.

            LICENSE FEES. The CCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $200,000 for a two-year casino license. Additionally, casino licensees are subject to potential assessments to fund any annual operating deficits incurred by the CCC or the Division. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino.

            GROSS REVENUE TAX. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1994, 1993 and 1992, the Partnership's gross revenue tax was approximately $21.0 million, $21.3 million and $21.0 million, respectively, and its license, investigation, and other fees and assessments totalled approximately $4.2 million, $4.0 million and $4.7 million, respectively.

            INVESTMENT ALTERNATIVE TAX OBLIGATIONS. An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 25 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the CRDA. CRDA bonds may have terms as long as fifty years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA bonds.

            For the first ten years of its obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of bonds issued to the licensee by the CRDA. Thereafter, the licensee is (i) entitled to an investment tax credit in an amount equal to twice the purchase price of such bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designated as eligible by the CRDA and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50% of its eligible tax credit in any one year.

            From the moneys made available to the CRDA, the CRDA is required to set aside $100,000,000 for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms by December 31, 1996. These monies shall be used to fund up to 35% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms which are required to be available upon the opening of the Atlantic City Convention Center and a portion of which will be required to be dedicated to convention events. The CRDA has determined at this time that eligible casino licensees will receive 27% of the cost of additional hotel rooms out of these monies set aside and may, in the future, determine to increase the percentage to an amount no greater than 35%.

            MINIMUM CASINO PARKING CHARGES. As of July 1, 1993, each casino licensee was required to pay the New Jersey State Treasurer a $1.50 charge for every use of a parking space for the purpose of parking, garaging or storing motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. This amount is paid into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA. The Partnership currently charges its parking patrons $2.00 in order to make its required payment to the New Jersey State Treasurer and cover related expenses. Amounts in the special fund will be expended by the CRDA for economic development projects of a revenue producing nature that foster the redevelopment of Atlantic City.

            CONSERVATORSHIP. If, at any time, it is determined that the Partnership, the Company, Holding Inc. or Holding has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If the Partnership's license is suspended for a period in excess of 120 days or revoked or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of the Partnership's casino hotel facilities. A conservator would be vested with title to all property of the Partnership relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee.

            EMPLOYEES. Certain employees of the Partnership must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability and casino experience and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

            GAMING CREDIT. The Partnership's casino games are conducted on a credit as well as cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated.

            CONTROL PROCEDURES. Gaming at Trump Plaza is conducted by trained and supervised personnel. The Partnership employs extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video camera to monitor the casino floor and money counting areas. The count of moneys from gaming also is observed daily by representatives of the CCC.

            OTHER LAWS AND REGULATIONS. The United States Department of the Treasury has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through, or to such casino which involve a transaction in currency of more than $10,000 per patron, per gaming day. Such reports are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Commissioner of the Internal Revenue Service (the "Service"). In addition, the Partnership is required to maintain detailed records (including the names, addresses, social security numbers and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit.

            In the past, the Service had taken the position that gaming winnings from table games by nonresident aliens were subject to a 30% withholding tax. The Service, however, subsequently adopted a practice of not collecting such tax. Recently enacted legislation exempts from withholding tax table game winnings by nonresident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible.

            As the result of an audit conducted by the U.S. Department of Treasury, Office of Financial Enforcement, the Partnership was alleged to have failed to timely file the "Currency Transaction Report by Casino" in connection with 65 individual currency transactions in excess of $10,000 during the period from October 31, 1986 to December 10, 1988. The Partnership paid a fine of $292,500 in connection with these violations. The Partnership has revised its internal control procedures to ensure continued compliance with these regulations.

            On April 5, 1994, the Occupational Safety and Health Administration ("OSHA") proposed a regulation that would require, inter alia, that employers who permit smoking in workplaces establish designated smoking areas, permit smoking only in such areas, and assure that designated smoking areas be enclosed, exhausted directly to the outside, and maintained under negative pressure sufficient to contain tobacco smoke within the designated area. The Partnership has estimated construction costs to build enclosed, exhausted, negative-pressure smoking rooms in Trump Plaza to be $1.5 million for its casino and $2.5 million for its restaurants. The Partnership has also estimated construction costs to provide negative-pressure exhaust systems for Trump Plaza hotel rooms to be $1,500 per room; however, management believes that it is highly unlikely that the regulation, if promulgated, would require hotel rooms to be equipped with exhaust systems if smoking is prohibited in the rooms during housekeeping and maintenance activities. If the regulation is promulgated and is applicable to Trump Plaza hotel rooms, the number of rooms that would be affected is not known at this time.

            The Partnership is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages in the State of New Jersey as well as in other jurisdictions. Management believes all required licenses and permits necessary to conduct business of the Partnership have been obtained for operations in the State of New Jersey.

   (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
       OPERATIONS AND EXPORT SALES
       ------------------------------------------------

         Not applicable.


  ITEM 2.  PROPERTIES.
  ------   ----------

         The Partnership owns and leases several parcels of land in and around Atlantic City, New Jersey, each of which is used in connection with the operation of Trump Plaza and each of which is subject to the liens of the Note Mortgage and Guarantee Mortgage (collectively, the "Mortgages") and certain other liens. The "Note Mortgage" and related assignments of assets encumber the real property owned and leased by the Partnership and substantially all of the Partnership's other assets, all of which constitute Trump Plaza and its related properties, which secures the non-recourse promissory note (the "Partnership Note") of the Partnership issued to the Company in exchange for the Company's lending to the Partnership the proceeds of the Mortgage Note Offering. In exchange for the use of such proceeds, the Company has assigned the Note Mortgage and the Partnership Note to the Trustee. The "Guarantee Mortgage" is the mortgage on and related assignments of the assets of the Partnership described above, senior to the lien of the Note Mortgage, which secures the Partnership's non-recourse guarantee (the "Guarantee") of the Mortgage Notes. The Mortgage Note Indenture, the Note Mortgage and the Guarantee Mortgage are herein collectively referred to as the "Mortgage Note Agreements."

  CASINO PARCEL

         Trump Plaza is located on The Boardwalk in Atlantic City, New Jersey, next to the Atlantic City Convention Center. It occupies the entire city block (approximately 2.38 acres) bounded by The Boardwalk, Mississippi Avenue, Pacific Avenue and Columbia Place (the "Casino Parcel").

         The Casino Parcel consists of four tracts of land, one of which is owned by the Partnership and three of which are leased to the Partnership pursuant to three non-renewable Ground Leases, each of which expires on December 31, 2078 (each, a "Ground Lease"). Trump Seashore Associates, Seashore Four Associates and Plaza Hotel Management Company (each, a "Ground Lessor") are the owners/lessors under such respective Ground Leases (respectively, the "TSA Lease," "SFA Lease" and "PHMC Lease"; the land which is subject to the Ground Leases (which includes Additional Parcel 1, as hereinafter defined) is referred to collectively as the "Leasehold Tracts" and individually as a "Leasehold Tract"). Trump Seashore Associates and Seashore Four Associates are beneficially owned by Trump and are, therefore, affiliates of the Company and the Partnership.

         On August 1, 1991, as security for indebtedness owed to a third party, Trump Seashore Associates transferred its interest in the TSA Lease to United States Trust Company of New York ("UST"), as trustee for the benefit of such third party creditor. The trust agreement among UST, Trump Seashore Associates and such creditor provides that the trust shall terminate on the earlier of (i) August 1, 2012 or (ii) the date on which such third party creditor certifies to UST that all principal, interest and other sums due and owing from Trump Seashore Associates to such third party creditor have been paid.

         Trump Seashore Associates is currently negotiating with its third party lender for the extension or refinancing of the indebtedness described above, which debt matured on October 29, 1993. The lender has agreed to forebear from pursuing remedies under such loan through April 1995, while such refinancing negotiations are taking place. The Mortgage Note Agreements provide that, upon such refinancing, the refinancing lender shall consent to the execution of an agreement between TSA and the Partnership providing, among other matters, for certain protections for holders of Mortgage Notes in the event of a default arising under the TSA Lease.

         While the transfer to UST of Trump Seashore Associates' interest in the TSA Lease was primarily a financing transaction to provide the third-party creditor with a potentially enhanced security interest, because of the transfer of such interest to UST, it is not certain that the TSA Lease would be deemed to be held by an affiliate of the Partnership and, therefore, even if the agreement described above is executed by TSA, the holders of the Mortgage Notes and the PIK Notes may not have the benefit of any such agreement regarding the TSA Lease.

         The SFA Lease and the PHMC Lease each contain options pursuant to which the Partnership may purchase the Leasehold Tract covered by such Ground Lease at certain times during the term of such Ground Lease under certain circumstances. Upon any refinancing of the mortgage indebtedness which currently encumbers the fee interest in the TSA Lease Leasehold Tract, including any refinancing resulting from the on-going negotiations described above, the TSA Lease will be amended to confirm the existence thereunder of the purchase options, or provide for an additional option grant, in each case substantially similar to those currently set forth in the other Ground Leases. The purchase price pursuant to each option is specified in the applicable Ground Lease.

         The Ground Leases are "net leases" pursuant to which the Partnership, in addition to the payment of fixed rent, is responsible for all costs and expenses with respect to the use, operation and ownership of the Leasehold Tracts and the improvements now, or which may in the future be, located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges.

         The improvements located on the Leasehold Tracts are owned by the Partnership during the terms of the respective Ground Leases and upon the expiration of the term of each Ground Lease (for whatever reason), ownership of such improvements will vest in the Ground Lessor. Subject to the provisions of the Mortgage Note Agreements, the Partnership has the right to improve the Leasehold Tracts, alter, demolish and/or rebuild the improvements constructed thereon, and remove any personal property and movable trade fixtures therefrom.

         The Ground Leases provide that each Ground Lessor may encumber its fee estate with mortgage liens, but any such fee mortgage will not increase the rent under the applicable Ground Lease and must be subordinate to such Ground Lease. Accordingly, any default by a Ground Lessor under any such fee mortgage (including that mortgage encumbering the TSA Lease parcel, for which refinancing negotiations are on-going) will not result in a termination of the applicable Ground Lease but would permit the fee mortgagee to bring a foreclosure action and succeed to the interests of the Ground Lessor in the fee estate, subject to the Partnership's leasehold estate under such Ground Lease. Each Ground Lease also specifically provides that the Ground Lessor may sell its interest in the applicable Leasehold Tract, but any such sale would be made subject to the Partnership's interest in the applicable Ground Lease.

         The Mortgages are subject and subordinate to each of the Ground Leases. Accordingly, if a Ground Lease were to be terminated while such Mortgages were outstanding, the lien of the Mortgages would be extinguished as to the applicable Leasehold Tract. The Ground Leases, however, contain certain provisions to protect the Mortgage Note Trustee and the holders of the Mortgage Notes from such an occurrence, including the following: (i) no cancellation, surrender, acceptance of surrender or modification of a Ground Lease is binding on the Mortgage Note Trustee or affects the lien of the Mortgages without the Mortgage Note Trustee's prior written consent, (ii) the Mortgage Note Trustee is entitled to a copy of any notices (including notices of default) sent by a Ground Lessor to the Partnership, has the right to perform any term or condition of the Ground Lease to be performed by the Partnership and can cure any defaults, (iii) if any default is not remedied within the applicable grace period specified in the Ground Lease, then before the Ground Lessor exercises its rights under the Ground Lease or any statute, the Mortgage Note Trustee has an additional period of time within which to cure, or commence the curing of, the default and (iv) upon any termination of a Ground Lease, the Ground Lessor must enter into a new lease, on substantially the same terms as the applicable Ground Lease, with the Mortgage Note Trustee if requested within a specified period of time. In the event of a default by the Partnership under a Ground Lease, however, notwithstanding any additional cure period granted to the Mortgage Note Trustee, there can be no assurance that the Mortgage Note Trustee will take action to cure the default, will have sufficient time to cure the default or will otherwise be able to take advantage of such provisions. If the Ground Lease were then terminated and a new lease entered into, the Mortgage Note Trustee would nevertheless remain obligated to cure all pre-existing defaults as a condition to obtaining such new lease.

         If a bankruptcy case is filed by or commenced against a Ground Lessor under applicable bankruptcy law, the trustee in bankruptcy in a liquidation or reorganization case under the applicable bankruptcy law, or a debtor-in-possession in a reorganization case under the applicable bankruptcy law, has the right, at its option, to assume or reject the Ground Lease of the debtor-lessor (subject, in each case, to court approval). If the Ground Lease is assumed, the rights and obligations of the Partnership thereunder, and the rights of the Mortgage Note Trustee as leasehold mortgagee under the Mortgage Note Agreements, would continue in full force and effect. If the Ground Lease is rejected, the Partnership would have the right, at its election, either (i) to treat the Ground Lease as terminated, in which event the lien of the Mortgages on the leasehold estate created thereby would be extinguished, or
  (ii) to continue in possession of the land and improvements under the Ground Lease for the balance of the term thereof and at the rental set forth therein (with a right to offset against such rent any damages caused by the Ground Lessor's failure to thereafter perform its obligations under such Ground Lease). The Mortgage Note Agreements provide that if a Ground Lease is rejected, the Partnership assigns to the Trustee its rights to elect whether to treat the Ground Lease as terminated or to remain in possession of the leased premises.

         In the case of the Ground Leases, the rejection of a Ground Lease by a trustee in bankruptcy or debtor-lessor (as debtor-in-possession) may result in termination of any options to purchase the fee estate of the debtor-lessor and the Mortgage Note Trustee's option (as leasehold mortgagee as described above), if the Ground Lease is terminated to enter into a new lease directly with the lessor. In addition, under an interpretation of New Jersey law, it is possible that a court would regard such options as separate contracts and, therefore, severable from the Ground Lease. In such event, the trustee in bankruptcy or debtor-lessor (as debtor-in-possession) could assume the Ground Lease, while rejecting some or all of such options under the Ground Lease.

  PARKING PARCELS

         The Partnership owns a parcel of land (the "Garage Parcel") located across the street from the Casino Parcel and along Pacific Avenue in a portion of the block bounded by Pacific Avenue, Mississippi Avenue, Atlantic Avenue and Missouri Avenue. The Partnership has constructed on the Garage Parcel a 10-story parking garage capable of accommodating approximately 2,650 cars and which includes offices and a bus transportation center with bays accommodating up to 13 buses at one time. An enclosed pedestrian walkway from the parking garage accesses Trump Plaza at the casino level. Parking at the parking garage is available to Trump Plaza's guests, as well as to the general public. Two of the tracts comprising a portion of the Garage Parcel are subject to a first mortgage on the Partnership's fee interest in such tract. As of December 31, 1994, such mortgage had an approximate outstanding principal balance of $3.8 million.

         The Partnership leases, pursuant to the PHMC Lease, a parcel of land located on the northwest corner of the intersection of Mississippi and Pacific Avenues consisting of approximately 11,800 square feet ("Additional Parcel 1") and owns another parcel on Mississippi Avenue adjacent to Additional Parcel 1 consisting of approximately 5,750 square feet (the "Bordonaro Parcel"). The Bordonaro Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 1994, of approximately $130,000. Additional Parcel 1 and the Bordonaro Parcel are presently paved and used for surface parking.

         The Partnership also owns five unimproved parcels of land, aggregating approximately 43,300 square feet, and sub-leases one parcel consisting of approximately 3,125 square feet. All of such parcels are contiguous and are located along Atlantic Avenue, in the same block as the Garage Parcel. They are used for signage and surface parking for employees of Trump Plaza and are not encumbered by any mortgage liens other than those of the Mortgages.

  WAREHOUSE PARCEL

         The Partnership owns a warehouse and office facility located in Egg Harbor Township, New Jersey containing approximately 64,000 square feet of space (the "Egg Harbor Parcel"). The Egg Harbor Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 1994, of approximately $1.6 million.

  BOARDWALK EXPANSION SITE

         See "Business -- Narrative Description of Business
  -- Expansion Sites -- Boardwalk Expansion Site."

  SUPERIOR MORTGAGES

         The liens securing the indebtedness on the Garage Parcel, the Bordonaro Parcel and the Egg Harbor Parcel (all of such liens are collectively called the "Existing Senior Mortgages") are all senior to the liens of the Mortgages. The principal amount currently secured by such Existing Senior Mortgages as of December 31, 1994 is in the aggregate, approximately $5.5 million.

         If the Partnership were to default in the payment of the indebtedness secured by any of the Existing Senior Mortgages or default in the performance of any of the other obligations thereunder, and the holder of an Existing Senior Mortgage were to commence a foreclosure action, the debt owed to the holder of such Existing Senior Mortgage, together with the debt owed to the holder of any other Existing Senior Mortgage which is also then being foreclosed, would have to be satisfied before the holders of the Mortgage Notes would realize any proceeds from the sale of the portion of the property encumbered thereby. If the Company and the Partnership default in the payment of the Mortgage Notes or any other obligation under the Mortgages, and the Mortgage Note Trustee elects to foreclose under the Mortgages, the Mortgage Note Trustee will receive the proceeds of the sale of the collateral under the Mortgage Note Indenture (the "Collateral") subject to the rights of the holders of any Existing Senior Mortgages. The purchaser of the Collateral at any such foreclosure sale would take title to the Collateral subject to, to the extent not foreclosed upon, the Existing Senior Mortgages.

         In addition to the Existing Senior Mortgages, the Partnership may, under certain circumstances, borrow up to $25 million to pay for certain expansion site costs which may be secured by a lien on the expansion site superior to the lien of the Mortgages thereon.

         The Partnership has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens of the Mortgages.


  ITEM 3.  LEGAL PROCEEDINGS.
  ------   -----------------

         The Partnership, its partners, certain members of its former Executive Committee, and certain of its employees, have been involved in various legal proceedings. In general, the Partnership has agreed to indemnify such persons and entities against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

  PENTHOUSE LITIGATION

         On April 3, 1989, BPHC Acquisition, Inc. and BPHC Parking Corp. (collectively, "BPHC") filed a third-party complaint (the "Complaint") against the Partnership and Trump. The Complaint arose in connection with the action entitled Boardwalk Properties, Inc. and Penthouse International Ltd. v. BPHC Acquisition, Inc. and BPHC Parking Corp., which was instituted on March 20, 1989 in the New Jersey Superior Court, Chancery Division, Atlantic County.

         The suit arose in connection with the conditional sale by Boardwalk Properties, Inc. ("BPI") (or, with respect to certain of the property, BPI's agreement to sell) to Trump of BPI's fee and leasehold interests in (i) the Boardwalk Expansion Site, (ii) an approximately 4.2-acre parcel of land located on Atlantic Avenue, diagonally across from Trump Plaza's parking garage (the "Columbus Plaza Site") which was then owned by an entity in which 50% of the interests were each owned by BPHC and BPI and (iii) an additional 1,462-square foot parcel of land located within the area of the Boardwalk Expansion Site (the "Bongiovanni Site"). Prior to BPI entering into its agreement with Trump, BPI had entered into agreements with BPHC which provided, among other things, for the sale to BPHC of the Boardwalk Expansion Site, as well as BPI's interest in the Columbus Plaza Site, assuming that certain contingencies were satisfied by a certain date. Additionally, by agreement between BPHC and BPI, in the event BPHC failed to close on the Boardwalk Expansion Site, BPHC would convey to BPI the Bongiovanni Site. Upon BPHC's failure to close on the Boardwalk Expansion Site, BPI entered into its agreement with Trump pursuant to which it sold the Boardwalk Expansion Site to Trump and instituted a lawsuit against BPHC for specific performance to compel BPHC to transfer to BPI, BPHC's interest in the Columbus Plaza and Bongiovanni Sites, as provided for in the various agreements between BPHC and BPI and in the agreement between BPI and Trump.

         The Complaint alleges that the Partnership and/or Trump engaged in the following activities: civil conspiracy, violations of the New Jersey Antitrust Act, violations of the New Jersey RICO statute, malicious interference with contractual relations, malicious interference with prospective economic advantage, inducement to breach a fiduciary duty and malicious abuse of process. The relief sought in the Complaint included, among other things, compensatory damages, punitive damages, treble damages, injunctive relief, the revocation of all of the Partnership's and Trump's casino licenses, the revocation of the Partnership's current Certificate of Partnership, the revocation of any other licenses or permits issued to the Partnership and Trump by the State of New Jersey, and a declaration voiding the conveyance by BPI to Trump of BPI's interest in the Boardwalk Expansion Site as well as BPI's and/or Trump's rights to obtain title to the Columbus Plaza Site.

         The Partnership and Trump filed an answer denying all liability and alleging that all of BPHC's claims are without merit. On November 9, 1990, BPHC filed an application to amend its counterclaims against BPI and the Complaint, which amendment sought to withdraw all of BPHC's affirmative claims for equitable relief and thereby limit such claims to monetary damages. On December 20, 1990, the Superior Court entered an Order permitting BPHC to withdraw its affirmative demands for equitable relief.

         Trial of the Penthouse litigation was bifurcated into issues of liability and damages, with liability issues to be tried first. On March 25, 1993, after trial on issues of liability, the Superior Court rendered a decision rejecting all of BPHC's claims in the Complaint. On October 13, 1993, the court entered a judgment dismissing with prejudice all claims against Trump and the Partnership. On November 19, 1993, the Court entered an Order confirming that the October 13, 1993 judgment in favor of Trump and the Partnership was a final judgment. That Order was further confirmed by Order of the Appellate Division entered March 3, 1994. A final judgment disposing of all claims between BPI and BPHC was entered on May 10, 1994.

         BPHC and BPI have settled all claims between them. BPHC is pursuing its appeal as to Trump and the Partnership but only as to its claims of interference with contract and prospective economic advantage and of inducing BPI to breach its fiduciary duty to BPHC. All other claims raised in BPHC's complaint as to Trump and the Partnership and dismissed by the October 13, 1993 judgment have been finally determined in favor of Trump and the Partnership. BPHC has filed its appeal brief, and according to the briefing schedule currently in effect, the answering brief of Trump and the Partnership is due to be filed April 20, 1995 and BPHC's reply brief is due May 9, 1995.

         On January 9, 1991, BPHC instituted suit against Trump, the Partnership, BPI, Penthouse International Ltd. and Robert C. Guccione in the United States District Court for the District of New Jersey. This action is virtually identical to the state court action described above. The Partnership and Trump filed an answer denying all liability and alleging that all of BPHC's claims are without merit. In April 1993, the Partnership filed a motion to dismiss certain claims based on the favorable decision in the state court action. In May 1993, the court issued an order to show cause, scheduling a hearing for June 1993 to determine whether certain claims of the plaintiff's amended complaint should be dismissed with prejudice. On July 15, 1993, the court acted favorably on the Partnership's motion and dismissed the action in its entirety. The order of dismissal was appealed to the United States Court of Appeals for the Third Circuit. On April 20, 1994, that Court affirmed the order of dismissal and, because the time within which to take any further appeals has elapsed, the order of dismissal is final and unappealable.

  OTHER LITIGATION

         Various legal proceedings are now pending against the Partnership. The Partnership considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. The majority of such claims are covered by liability insurance (subject to applicable deductibles), and the Partnership believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of the Partnership.

         The Partnership is also a party to various administrative proceedings involving allegations that it has violated certain provisions of the Casino Control Act. The Partnership believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on the Partnership or on the ability of the Partnership to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of Trump Plaza.

  ITEM 4.  SUBMISSION OF MATTERS
  ------   TO A VOTE OF SECURITY HOLDERS.
           -----------------------------

         No matters were submitted by the Registrants to their security holders for a vote during the fourth quarter of 1994.

                                    PART II
                                    -------

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON
  ------   EQUITY AND RELATED STOCKHOLDER MATTERS.
           --------------------------------------

         (a) There is no established public trading market for the Company's outstanding Common Stock.

         (b) As of December 31, 1994, Trump was the sole holder of record of the Company's Common Stock.

         (c) The Company has not paid any cash dividends on its Common Stock. The Mortgage Note Indenture restricts the ability of the Company and the Partnership, and the PIK Note Indenture restricts the ability of the Partnership, to declare or pay dividends and make other distributions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  ITEM 6.  SELECTED FINANCIAL DATA.
  ------   -----------------------

                         SELECTED FINANCIAL INFORMATION


         The following table sets forth historical financial information of the Partnership for each of the five years ended December 31, 1994. This information should be read in conjunction with the financial statements of the Partnership and related notes included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   Year Ended December 31,
                                                     ------------------------------------------------------
                                                        1994       1993       1992       1991       1990
                                                     ----------  ---------  ---------  ---------  ---------
STATEMENTS OF OPERATIONS DATA:                                       (dollars in thousands)
Revenues:
  Gaming...............................                $261,451   $264,081   $265,448   $233,265   $276,932
  Other................................                  66,869     69,203     73,270     66,411     87,286
  Trump Regency........................                      --         --      9,465     11,547         --
                                                       --------   --------   --------   --------   --------
    Gross revenues.....................                 328,320    333,284    348,183    311,223    364,218
  Promotional allowances...............                  33,257     32,793     34,865     31,539     44,281
                                                       --------   --------   --------   --------   --------
  Net revenues.........................                 295,063    300,491    313,318    279,684    319,937
Costs and expenses:
  Gaming...............................                 139,540    136,895    146,328    133,547    178,356
  Other................................                  23,380     24,778     23,670     23,404     26,331
  General and administrative...........                  73,075     71,624     75,459     69,631     76,057
  Depreciation and amortization........                  15,653     17,554     15,842     16,193     16,725
  Restructuring costs..................                      --         --      5,177        943         --
  Trump Regency........................                      --         --     11,839     19,879      3,359
                                                       --------   --------   --------   --------   --------
                                                        251,648    250,851    278,315    263,597    300,828
                                                       --------   --------   --------   --------   --------
  Income from operations...............                  43,415     49,640     35,003     16,087     19,109
                                                       --------   --------   --------   --------   --------
Net interest expense...................                  48,219     39,889     31,356     33,363     33,128
Extraordinary (loss) gain..............                       -      4,120    (38,205)        --         --
Net income (loss) (1)..................                $ (8,870)     9,338    (35,787)   (29,230)   (10,591)

BALANCE SHEET DATA:
Cash and cash equivalents..............                $ 11,144   $ 14,393   $ 18,802   $ 10,474   $ 10,005
Property and equipment - net...........                 298,354    293,141    300,266    306,834    316,595
Total assets...........................                 375,643    374,498    370,349    378,398    395,775
Total long-term debt - net of current
maturities (2).........................                 403,214    395,948    249,723     33,326    247,048
Preferred Partnership Interest.........                      --         --     58,092         --         --
Total capital (deficit)................                 (63,580)   (54,710)    11,362     54,043     83,273
----------------------------

(1) Net loss for the year ended December 31, 1990 includes income of $2.4 million resulting from the settlement of a lawsuit relating to a boxing match. Net loss for the year ended December 31, 1991 includes a $10.9 million charge associated with rejection of the Regency Lease and $4.0 million of costs associated with certain litigation. Net loss for 1992 includes $1.5 million of costs associated with certain litigation. Net income (loss) for 1994 and 1993 includes $4.9 and $3.9 million, respectively, of costs associated with the Boardwalk Expansion Site.

(2) Long-term debt of $225 million at December 31, 1991 had been classified as a current liability.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ---------------------------------------------

  GENERAL

         The Company was incorporated on March 14, 1986 as a New Jersey Corporation, and was originally formed solely to raise funds through the issuance and sale of its debt securities for the benefit of the Partnership. The Partnership experienced liquidity problems that culminated in the Restructuring in May 1992, where, as part of a prepackaged plan of reorganization under chapter 11 of the U.S. Bankruptcy Code consummated on May 29, 1992, the Company became a partner of the Partnership and issued approximately three million Stock Units, each comprised of one share of Preferred Stock and one share of Common Stock. On June 25, 1993 the Company issued and the Partnership guaranteed $330,000,000 of Mortgage Notes (for net proceeds of $325,687,000) and Holding, issued 12,000 Units consisting of an aggregate of $60,000,000 of PIK Notes, together with Warrants to acquire an additional $12,000,000 of PIK Notes at no additional cost. Holding has no other assets or business other than its 99% equity interest in the Partnership. The Company owns the remaining 1% interest in the Partnership. The combined proceeds of the Offerings, together with cash on hand, were used substantially as follows: (i) $225.0 million of such proceeds were used to repay the Partnership's Promissory Note to the Company in the principal amount of $225.0 million, which proceeds were then used by the Company to redeem the Bonds; (ii) $12.0 million was used to repay the Regency Note (see "Item 13. Certain Relationships and Related Transactions -- Trump Regency"); (iii) $40.0 million was distributed to the Company (which used such funds, together with $35.0 million from the Units Offering distributed to Trump and paid to the Company, to redeem its Stock Units); (iv) approximately $17.3 million was used to pay the expenses incurred in connection with the Offerings; and (v) approximately $52.5 million was used to make the Special Distribution to Trump, which was used by Trump primarily to pay certain personal indebtedness. No portion of the net proceeds was retained by Holding, the Company or the Partnership for working capital purposes.

         Results of operations of the Partnership through December 31, 1992 were affected by the Restructuring, which resulted in an extraordinary loss of $38.2 million for the year ended December 31, 1992. The Partnership's business is highly competitive, and any future expansions by the Mashantucket Pequot Nation or new gaming ventures by other Native American tribes or other persons in the northeastern or mid-Atlantic region of the United States could have a material adverse effect on the Trump Plaza's future financial condition and results of operations. In addition, casino gaming is already permitted in a number of other jurisdictions. Increased competition in the casino gaming industry generally could have a materially adverse impact on the Partnership as it seeks to expand into new jurisdictions.

         In August 1990, the Partnership entered into a triple net lease with an affiliate pursuant to which the Partnership began operating the Trump Regency as a non-casino hotel. From August 1990 to September 1992, losses attributable to the Trump Regency aggregating approximately $14.1 million adversely affected the results of operations of the Partnership. Pursuant to the Restructuring, the Partnership ceased operating the Trump Regency as of September 30, 1992. Subsequent to September 30, 1992, revenues and expenses of Trump Regency are not included in the Partnership's results of operations.

         The financial information presented below reflects the results of operations of the Partnership. Since the Company and Holding have no business operations other than their interest in the Partnership, their results of operations are not discussed below.

  RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

         Gaming revenues were $261.5 million for the year ended December 31, 1994, a decrease of $2.6 million or 1.0% from gaming revenues of $264.1 million for 1993, although revenues increased for the industry generally in Atlantic City for the year ended 1994 compared to the year ended 1993. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues. These results were impacted by a number of major ice and snow storms throughout the northeastern United States, during the three months ended March 31, 1994, which severely restricted travel in the region. Bad weather also impacted the Atlantic City markets' results for the three months ended March 31, 1993; however, the weather during the comparable period in 1994 was much more severe. The decrease in gaming revenues was also due in part to disruptions caused by an expansion of the casino floor which created inefficiencies in the operation of the casino floor by temporarily disrupting the normal flow of patrons upon entrance to the casino, as well as detracting from the overall appearance of the casino floor. Also, in 1994 Trump Plaza experienced turnover of certain key management positions which had a negative impact on operations. This negative impact was mitigated toward the end of 1994 as new management was hired and began implementing new policies and marketing programs.

         Slot revenues were $168.7 million for the year ended December 31, 1994, a decrease of $1.8 million or 1.1%, from slot revenues of $170.5 million in 1993. This decrease was due in part to the sensitivity of slot revenues to certain of the factors specified in the foregoing paragraph. The Partnership elected to discontinue certain progressive slot programs, thereby reversing certain accruals into revenue which had the effect of improving slot revenue by $0.6 million for the year ended December 31, 1994.

         Table games revenues were $92.8 million for the year ended December 31, 1994, a decrease of $0.8 million or 0.9% from table games revenues of $93.6 million in 1993. This decrease was primarily due to a reduction in table games drop (i.e., the dollar value of chips purchased) by $26.7 million or 4.3% for the year ended December 31, 1994 from 1993, offset by an increase in the table game hold percentage to 15.5% (the percentage of table drop retained by the Partnership) for the year ended December 31, 1994 from 14.9% in 1993.

         During the year ended December 31, 1994, gaming credit extended to customers was approximately 17% of overall table play. At December 31, 1994, gaming receivables amounted to approximately $13.7 million, with allowances for doubtful gaming receivables of approximately $8.5 million.

         Other revenues were $66.9 million for the year ended December 31, 1994, a decrease of $2.3 million or 3.3%, from other revenues of $69.2 million in 1993. Other revenues include revenues from rooms, food and beverage and miscellaneous items. This decrease in other revenues primarily reflects decreases in food and beverage revenue resulting from changes in bus couponing.

         Promotional allowances were $33.3 million for the year ended December 31, 1994, an increase of $0.5 million or 1.5%, from $32.8 million in 1993. This increase is attributable to increased marketing and promotional activities.

         Gaming costs and expenses were $139.5 million for the year ended December 31, 1994, an increase of $2.6 million, or 1.9%, from gaming costs and expenses of $136.9 million in 1993. This increase was primarily due to increased marketing costs attributable to an expanded marketing program that was instituted toward the end of 1994. The marketing programs consisted of increased bus programs and direct marketing activities. The increase in marketing costs was offset by decreased gaming taxes associated with the decreased levels of gaming activity.

         General and administrative expenses of $73.1 for the year ended December 31, 1994 increased $1.5 million or 2.1% from $71.6 million in 1993. This increase resulted primarily from $1.1 million in cash associated with donations to the CRDA for the year ended December 31, 1994.

         Income from operations was $43.4 million for the year ended December 31, 1994, a decrease of $6.2 million or 12.5% from income from operations of $49.6 million for 1993.

         Net interest expense was $48.2 million for the year ended December 31, 1994, an increase of $8.3 million, or 20.8% from net interest expense of $39.9 million in 1993. This increase is primarily attributable to increased interest expenses associated with the Mortgage Notes and PIK Notes which were outstanding for all of 1994.

         Other non-operating expense was $4.9 million (including $3.1 million of leasing costs) for the year ended December 31, 1994, an increase of $1.0 million or 25.6% from other non-operating expense of $3.9 million (including $0.8 million of leasing costs) in 1993. This increase is directly attributable to twelve months of costs associated with the Boardwalk Expansion Site. See "Note 6 to the Financial Statements --Commitments and Contingencies -- The Boardwalk Expansion Site."

  RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992

         Gaming revenues were $264.1 million for the year ended December 31, 1993, a decrease of $1.4 million or 0.5% from gaming revenues of $265.4 million in 1992. This decrease in gaming revenues consisted of a reduction in table games revenues, which was partially offset by an increase in slot revenues. These results were impacted by major snow storms during February and March, which severely restricted travel in the region. The decrease in revenues was also attributable, in part, to the revenues derived from "high roller" patrons from the Far East during 1992, which did not recur in 1993, due in part to the decision to de-emphasize marketing efforts directed at "high roller" patrons from the Far East and also to the effects of the adverse economic conditions in that region.

         Slot revenues were $170.5 million for the year ended December 31, 1993, an increase of $1.0 million or 0.6%, from slot revenues of $169.5 million in 1992. The Partnership elected to discontinue certain progressive slot jackpot programs thereby reversing certain accruals into revenues which had the effect of improving slot revenue by $4.1 million for the year ended December 31, 1992. Excluding the aforementioned adjustment, slot revenues would have resulted in a $5.0 million or 3.0% improvement over 1992. The Partnership believes that its improvement in slot revenues reflects its intensified slot marketing efforts directed towards patrons who tend to wager more per slot play and general growth in the industry. See "Business -- Narrative Description of Business -- Business Strategy."

         Table games revenues were $93.6 million for the year ended December 31, 1993, a decrease of $2.3 million or 2.4% from table games revenues of $95.9 million in 1992. This decrease was primarily due to a reduction in table games drop (i.e., the dollar value of chips purchased) by 9.2% for the year ended December 31, 1993 from 1992, offset by an increase in the table games hold percentage to 14.9% (the percentage of table drop retained by the Partnership) for the year ended December 31, 1993 from 13.9% in 1992. The reduction in table game drop was due to the large dollar amounts wagered during 1992 by certain foreign customers.

         During the year ended December 31, 1993, gaming credit extended to customers was approximately 18.0% of overall table play. At December 31, 1993, gaming receivables amounted to approximately $16.0 million, with allowances for doubtful gaming receivables of approximately $10.4 million.

             Other revenues were $69.2 million for the year ended December 31, 1993, a decrease of $4.1 million or 5.6%, from other revenues (excluding revenues from Trump Regency) of $73.3 million in 1992. Other revenues include revenues from rooms, food and beverage and miscellaneous items. The decrease in other revenues primarily reflects a $2.1 million adjustment to the outstanding gaming chip liability in 1992, (this amount had been offset in gaming cost and expenses with a specific reserve provision for casino uncollectible accounts receivable) as well as decreases in food and beverage revenues attendant to reduced levels of gaming activity, and reduced promotional allowances.

         Promotional allowances were $32.8 million for the year ended December 31, 1993, a decrease of $2.1 million or 5.9%, from promotional allowances of $34.9 million in 1992. This decrease is primarily attributable to a reduction in table gaming activity as well as the Partnership's focusing its marketing efforts during the period towards patrons who tend to wager more frequently and in larger denominations.

         Gaming costs and expenses were $136.9 million for the year ended December 31, 1993, a decrease of $9.4 million, or 6.4%, from gaming costs and expenses of $146.3 million in 1992. This decrease was primarily due to a $4.8 million decrease in gaming bad debt expense as well as decreased promotional and operating expenses and taxes associated with decreased levels of gaming activity and revenues from 1992.

         Other costs and expenses were $24.8 million for the year ended December 31, 1993 an increase of $1.1 million or 4.7%, from other costs and expenses of $23.7 million in 1992.

         General and administrative expenses were $71.6 million for the year ended December 31, 1993, a decrease of $3.8 million, or 5.1%, from general and administrative expenses of $75.5 million in 1992. This decrease resulted primarily from a $2.4 million real estate tax charge resulting from a reassessment by local authorities of prior years' property values incurred during 1992 and overall cost reductions related to cost containment efforts.

         Income from operations was $49.6 million for the year ended December 31, 1993, an increase of $7.0 million or 16.4% from income from operations (excluding the operations of Trump Regency and before restructuring costs) of $42.6 million for 1992. In addition to the items described above, 1993 costs and expenses were lower as a result of the absence of the Restructuring costs and the expenses associated with the Trump Regency which were incurred in 1992.

         Net interest expense was $39.9 million for the year ended December 31, 1993, an increase of $8.5 million, or 27.2% from net interest expense of $31.4 million in 1992. This is attributable to the interest expense associated with the Offerings.

         Other non-operating expenses were $3.9 million for the year ended December 31, 1993, an increase of $2.4 million or 164.9% from non-operating expense of $1.5 million in 1992. This increase is directly attributable to costs associated with the Boardwalk Expansion Site. See "Note 6 to the Financial Statements -- Commitments and Contingencies -- The Boardwalk Expansion Site."

         The Offerings resulted in an extraordinary gain of $4.1 million for the year ended December 31, 1993, which reflects the excess of carrying value of the Regency Hotel obligation over the amount of the settlement payment, net of related prepaid expenses. The Restructuring resulted in an extraordinary loss of $38.2 million for the year ended December 31, 1992 consisting of the effects of stating the Bonds and Preferred Stock issued at fair value and the write off of certain deferred financing charges and costs.

  LIQUIDITY AND CAPITAL RESOURCES

         THE PARTNERSHIP. Cash flow from operating activities is the Partnership's principal source of liquidity. For the year ended December 31, 1994, net cash from operating activities was $20.0 million. The decrease of $2.0 million in net cash provided by operating activities as compared to the comparable period in 1993 reflects reduced income from operations and interest on the Mortgage Notes, which were outstanding for all of 1994.

         Capital expenditures of $20.5 million for the year ended December 31, 1994 increased approximately $10.4 million from 1993 and was primarily attributable to the casino expansion, purchase of additional slot machines, construction of the new baccarat pit for Trump Plaza and refurbishing costs associated with the Boardwalk Expansion Site. These expenditures were financed from funds generated from operations. Management believes that funds from operations will be sufficient to complete the development of the Boardwalk Expansion Site. Additional borrowings will be necessary to exercise the Boardwalk Expansion Site Purchase Option. Capital expenditures for 1993 and 1992 were $10.1 million and $8.6 million, respectively. Previously, the Partnership made significant capital expenditures which concentrated on the renovation of the casino floor and certain restaurants, hotel rooms and the hotel lobby. See "Business --Narrative Description of Business -- Facilities and Amenities."

         Current maturities of long-term debt were $3.0 million and $1.6 million, as of December 1994 and December 1993, respectively. Management believes that this debt will be paid by cash from operating activities.

         At December 31, 1994, the Partnership had a combined working capital deficit totalling $6.0 million, compared to a working capital deficit of $1.5 million at December 31, 1993.

         In 1993, the Partnership received the approval of the CCC, subject to certain conditions, for the expansion of its hotel facilities at the Boardwalk Expansion Site. As part of an expansion, management has determined to renovate rooms at the Boardwalk Expansion Site. As a result of such expansion, the Partnership will be permitted to increase Trump Plaza's casino floor space to 90,000 square feet. The Partnership added approximately 9,000 square feet in April 1994, 1,000 square feet in July 1994 and 3,000 square feet in December 1994. At December 31, 1994, the total casino floor space was 73,000 square feet. See "Business -- Narrative Description of Business -- Expansion Sites -- Boardwalk Expansion Site."

         The Partnership currently leases one parcel and subleases the other parcel which together comprise the Boardwalk Expansion Site. Pursuant to the Boardwalk Expansion Site Purchase Option, which expires on June 30, 1998, the Partnership may purchase both the fee and leasehold interests in the Boardwalk Expansion Site. Until such time as the Boardwalk Expansion Site Purchase Option is exercised or expires, the Partnership will be obligated to pay the net expenses associated with the Boardwalk Expansion Site, including, without limitation, current real estate taxes (approximately $1.2 million per year based upon current assessed valuation) and annual lease payments of $3.1 million per year. See "Business -- Narrative Description of Business -- Expansion Sites -- Boardwalk Expansion Site."

         As of December 31, 1994, the Partnership had capitalized approximately $11.7 million in construction costs related to the Boardwalk Expansion Site including a $1 million consulting fee paid to Trump. The Partnership's ability to acquire the Boardwalk Expansion Site pursuant to the Boardwalk Expansion Site Purchase Option is dependent upon its ability to obtain financing to acquire the property and is subject to the approval of the CCC. See "Business --Narrative Description of Business--Expansion Sites--Boardwalk Expansion Site" and "Business--Narrative Description of Business--Gaming and Other Laws and Regulations."

         Pursuant to the terms of a Services Agreement (as defined) with TPM (as defined), in consideration for services provided, the Partnership pays TPM each year an annual fee of $1.0 million in equal monthly installments, and reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under the Services Agreement, up to certain amounts. Under the Services Agreement, approximately $1.3 million and $1.2 million were charged to expense for the years ended December 31, 1994 and 1993, respectively.

         The Mortgage Note Indenture restricts the ability of the Company and the Partnership, and the PIK Note Indenture restricts the ability of the Partnership to declare or pay dividends and make distributions to its partners, including restrictions relating to the achievement of certain financial ratios. Subject to the satisfaction of these restrictions, the Partnership may make distributions to its partners with respect to their Partnership interests. Neither the Company nor Holding has an available bank line of credit as of the date hereof.

         THE COMPANY. The Company's sole source of liquidity is, and will be, payments made by the Partnership in respect of the Partnership Note securing the Company's indebtedness, and distributions from the Partnership, if any, in respect of its Partnership interest.

         HOLDING. Holding has no business operations other than that associated with holding its partnership interest in the Partnership and as issuer of the PIK Notes and Warrants. Holding's sole source of liquidity is from distributions in respect of its interest in the Partnership. Prior to the Units Offering, Holding did not have any long-term or short-term indebtedness; upon consummation of the Units Offering on June 25, 1993, Holding issued $72.0 million of indebtedness comprised of $60.0 million of PIK Notes and $12.0 million of deferred warrant obligations. Holding's indebtedness will increase upon exercise of the Warrants and upon the issuance of additional PIK Notes in lieu of cash interest paid on the PIK Notes. As of December 31, 1994, the Partnership issued, in lieu of cash, a total of

  $11,756,000 in PIK Notes to satisfy its semi-annual PIK Note interest obligations.

  SEASONALITY

         The gaming industry in Atlantic city is seasonal, with the heaviest activity at Trump Plaza occurring during the period from May through September. Consequently, the Partnership's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

  INFLATION

         There was no significant impact on the Partnership's operations as a result of inflation during 1994, 1993 and 1992.


  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ------   -------------------------------------------

         An index to the financial statements and required financial statement schedules is set forth at Item 14.


  ITEM 9.  DISAGREEMENTS ON ACCOUNTING
  ------   AND FINANCIAL DISCLOSURE.
           ------------------------

         None.

                                    PART III
                                    --------

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.
  -------   --------------------------------

  MANAGEMENT

         Prior to the merger of TP/GP into the Company, management of the affairs of the Partnership was vested in TP/GP. As of June 18, 1993, the date of such merger, the Company became the managing partner of the Partnership.
  As of such date, the Company was granted full authority to do all things deemed necessary or desirable of the operations, business and affairs of the Partnership.

         As currently constituted, the Board of Directors of each of the Company and Holding consists of Messrs. Trump, Nicholas L. Ribis, Wallace B. Askins and Don M. Thomas. In addition, Holding Inc. acts as the managing partner of Holding. Trump is currently the sole beneficial owner of the Partnership, the Company, Holding and Holding Inc.

         Pursuant to the PIK Note Indenture and the Mortgage Note Indenture, the Company and Holding Inc. are each required to have at least two Independent Directors (as such term is defined by the American Stock Exchange, Inc.). The prior approval of the majority of the Company's Independent Directors will be required before the Partnership can engage in certain affiliate transactions.

         Set forth below, are the names, ages, positions and offices held with the Company, Holding and the Partnership and a brief account of the business experience during the past five years of each member of the Board of Directors and the executive officers of the Company, Holding and the Partnership.

         Donald J. Trump - Mr. Trump, 48 years old, is Chairman of the Board of Directors, President and Treasurer of the Company, the managing general partner of the Partnership. Trump was a 50% shareholder, Chairman of the Board of Directors, President and Treasurer of TP/GP, the managing general partner of the Partnership prior to its merger into the Company in June 1993. Trump was Chairman of the Executive Committee and President of the Partnership from May 1986 to May 1992 and was a general partner of the Partnership until June 1993. Trump has been a director and President of Holding Inc. and a partner in Holding since February 1993. Trump has been Chairman of the Board of Partner Representatives of Trump's Castle Associates, the partnership that owns Trump's Castle ("TCA"), since May 1992; and was Chairman of the Executive Committee of TCA from June 1985 to May 1992. In addition, Trump is the managing general partner of TCA. Trump was Chairman of the Executive Committee of Trump

  Taj Mahal Associates, the Partnership that owns the Taj Mahal ("TTMA") from June 1988 to October 1991; and has been Chairman of the Board of Directors of the managing general partner of TTMA since October 1991; President and sole director of Trump Boardwalk Realty Corp. since May 1986; and President of the Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the board of directors of Alexander's Inc. from 1987 to March 1992.

         Nicholas L. Ribis - Mr. Ribis, 50 years old, has been the Chief Executive Officer of the Partnership since February 1991 and a member of the Executive Committee of the Partnership from April 1991 to May 29, 1992 and was a director and Vice President of TP/GP from May 1992 until its merger into the Company in June 1993. Mr. Ribis has been Vice President of the Company since February 1995 and Vice President of Holding Inc. since February 1995. Mr. Ribis serves as the Chairman of the Atlantic City Casino Association. He has also been Chief Executive Officer of TCA and TTMA since March 1991; member of the executive committee of TCA from April 1991 to May 1992; member of the Board of Partner Representatives of TCA since May 1992; member of the executive committee of TTMA from April 1991 to October 1991; and member of the board of directors of the managing general partner of TTMA since October 1991. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and since February 1991, is Counsel to, the law firm of Ribis, Graham & Curtin, which serves as New Jersey legal counsel to all of the above-named companies, and certain of their affiliated entities, including the Company.

         Barry J. Cregan - Mr. Cregan, 41 years old, has been Chief Operating Officer of the Partnership since September 19, 1994. Since February 21, 1995, Mr. Cregan has been Vice President of the Company and Holding Inc. Prior to accepting these positions, from April 1992 to September 1994, Mr. Cregan was President of The Plaza Hotel in New York. From March 1991 to April 1992, he was Vice President of Hotel Operations at Trump's Castle in Atlantic City. From June 1989 until March 1991, Mr. Cregan was an executive with Hyatt.

         Wallace B. Askins - Mr. Askins, 64 years old, has been a director of the Company and Holding Inc. since April 11, 1994, and has been a partner representative of the Board of Partner Representatives of Trump's Castle Associates since May 1992. Mr. Askins served as a director of TC/GP from May 1992 to December 1993. From 1987 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco Inc. Mr. Askins also serves as a director of EnviroSource, Inc.

         Don M. Thomas - Mr. Thomas, 63 years old, has been the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York since January 1985. Mr. Thomas was the Acting Chairman, and a Commissioner, of the CRDA from 1985 through 1987, and a Commissioner of the CCC from 1980 through 1984. From 1974 through 1980, Mr. Thomas served as Vice President, General Counsel of the National Urban League. From 1966 through 1974, Mr. Thomas served in various capacities with Chrysler Corporation rising to the level of President-Auto Dealerships. Mr. Thomas was an attorney with American Airlines from 1957 through 1966. Mr. Thomas was a director of TP/GP until its merger into the Company in June 1993 and has been a director of the Company since June 1993. Mr. Thomas is an attorney licensed to practice law in the State of New York.

         Francis X. McCarthy, Jr. - Mr. McCarthy, 42 years old, was Vice President of Finance and Accounting of TP/GP from October 1992 until June 1993, the date of TP/GP's merger into the Company, has been Executive Vice President, Finance Administration since June 1994 and was Senior Vice President of Finance and Administration of the Partnership from August 1990 to June 1994; Chief Accounting Officer of the Company since May 1992; Vice President and Chief Financial Officer of the Company since July 1992 and Assistant Treasurer of the Company since March 1991. Mr. McCarthy previously served in a variety of financial positions for Greater-Bay Hotel and Casino, Inc. from June 1980 through August 1990.

         John P. Burke - Mr. Burke, 47 years old, has been corporate treasurer of the Partnership since October 1991; corporate treasurer of TCA since October 1991; Vice President of The Trump Organization since September 1990; and member of the board of directors of TTMA since October 1991. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. From May 1980 through April 1989, Mr. Burke was Executive Vice President and Chief Financial Officer of Tamco Enterprises, Inc.

         Robert M. Pickus - Mr. Pickus, 40 years old, has been the Executive Vice President of Corporate and Legal Affairs of the Partnership since February 16, 1995. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of the Partnership and, since April 1994, he has been the Vice President and Assistant Secretary of the Company and Assistant Secretary of Holding Inc. He was the Senior Vice President and Secretary of Trump's Castle Funding, Inc. from June 1988 until December 1993 and General Counsel of TCA from June 1985 to June 1988. Mr. Pickus was also Secretary of Trump's

  Castle Hotel & Casino, Inc., an entity beneficially owned by Trump, from October 1991 until December 1993.

         Fred A. Buro - Mr. Buro, 38 years old, has been the Senior Vice President of Marketing of the Partnership since May 1994. Mr. Buro previously served as the President of Casino Resources, Inc., a casino marketing, management and development organization from 1991 through 1994. Prior to that, Mr. Buro served from 1984 through 1991 as the President of a professional services consulting firm.

         James A. Rigot - Mr. Rigot, 43 years old, has been Executive Vice President of Casino Operations of the Partnership since November 1994. Mr. Rigot served as Vice President of Casino Operations of TropWorld Casino and Entertainment Resort from July 1989 through November 1994. From January 1989 through July 1989, Mr. Rigot was Assistant Casino Manager of Resorts Casino Hotel. Mr. Rigot also served as Executive Host of the Partnership from September 1983 through January 1989 and as a Pit Boss at Harrah's Hotel Casino (in Atlantic City) from October 1980 through September 1983.

         Kevin S. Smith - Mr. Smith, 38 years old, has been the Vice President, General Counsel of the Partnership since February 1995. From February 1992 to February 1995 Mr. Smith was associated with Cooper Perskie April Niedelman Wagenheim & Levenson, an Atlantic City law firm specializing in trial litigation as a certified criminal trial attorney by the New Jersey Supreme Court. From 1989 until February 1992, Mr. Smith handled criminal trial litigation for the State of New Jersey, Department of Public Defender, assigned to the Cape May and Atlantic County Conflict Unit.

         Shinji Tanaka - Mr. Tanaka, 47 years old, has been Executive Vice President of Hotel Operations of the Partnership since January 1995 and was Vice President of Hotel Operations and Food & Beverage of the Partnership from June 1994 to January 1995. Mr. Tanaka was Director of Hotel and Food and Beverage Operations at TropWorld Casino and Entertainment Resort from August 1986 through February 1994. Mr. Tanaka also held various management positions with Hilton Hotels, including the Waldorf-Astoria and Capitol Hilton, from 1973 through October 1985.

         All of the persons listed above have been qualified or licensed by the CCC.

         The employees of the Partnership serve at the pleasure of the Company, the managing general partner of the Partnership, subject to any contractual rights contained in any employment agreement. The officers of the Company serve at the pleasure of the Board of Directors of the Company. The officers of Holding Inc. serve at the pleasure of the board of directors of that company.

         Donald J. Trump and Nicholas L. Ribis served as either executive officers and/or directors of TTMA and its affiliated entities when such parties filed their petition for reorganization under chapter 11 of the Bankruptcy Code on July 17, 1991. The Second Amended Joint Plan of Reorganization of such parties was confirmed on August 28, 1991, and was declared effective on October 4, 1991. Donald J. Trump, Nicholas L. Ribis, Robert M. Pickus and John P. Burke also served as Executive Committee members, officers, and/or directors of TCA and its affiliated entities, at the time such parties filed a petition for reorganization under chapter 11 of the Bankruptcy Code on March 9, 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on May 5, 1992, and declared effective on May 29, 1992. Donald J. Trump, Nicholas L. Ribis and John P. Burke served as either executive officers and/or directors of the Partnership and its affiliated entities when such parties filed their petition for reorganization under chapter 11 of the Bankruptcy Code in March 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on April 30, 1992, and was declared effective on May 29, 1992. Trump was a partner of Plaza Operating Partners Ltd. when it filed a petition for reorganization under chapter 11 of the Bankruptcy Code on November 2, 1992. The plan of reorganization for Plaza Operating Partners Ltd. was confirmed on December 11, 1992 and declared effective in January 1993. John P. Burke was Executive Vice President and Chief Administrative Officer of Imperial Corporation of America ("Imperial"), a thrift holding company whose major subsidiary, Imperial Savings, was seized by the Resolution Trust Corporation in February 1990. Subsequently, in February 1990, Imperial filed a petition for reorganization under chapter 11 of the Bankruptcy Code.


  ITEM 11.  EXECUTIVE COMPENSATION.
  -------   ----------------------

  COMPENSATION

         Holding, the Company and the Partnership do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

         The following table sets forth compensation paid or accrued during the years ended December 31, 1994, 1993 and 1992 to the Chief Executive Officer, each of the four most highly compensated executive officers of the Partnership whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the year ended December 31, 1994 and two additional individuals whose employment with the Company terminated in 1994.

  Executive Officers of the Company do not receive any additional compensation for serving in such capacity. Compensation accrued during one year and paid in another is recorded under the year of accrual. Information relating to long-term compensation is inapplicable and has therefore been omitted from the table.

                           Summary Compensation Table

                                                                      Other
                                                                     Annual
          Name and                                                   Compen-           All Other
     Principal Position          Year    Salary        Bonus         sation(1)      Compensation(2)
----------------------------     ----  -----------  -----------     ----------    -----------------
Nicholas L. Ribis (3).......     1994     $572,917     $250,000       $280,407      $     --
  Chief Executive Officer        1993      225,000      250,000        380,500            --
                                 1992      300,000      300,000        256,000            --

Francis X. McCarthy, Jr.....     1994     $201,894     $ 42,500             --      $  3,139
  Executive Vice President       1993      189,069       90,000             --         3,781
  Finance and                    1992      170,618       50,000             --         1,651
  Administration

Barry J. Cregan (4).........     1994     $153,945           --             --            --
  Chief Operating
  Officer

Robert M. Pickus (5)........     1994     $163,759     $ 32,500             --      $  3,291
  Executive Vice                 1993        5,808     $     --             --            --
  President of
  Corporate and
  Legal Affairs

James A. Rigot (6)..........     1994     $ 13,461     $100,000             --            --
  Executive Vice
  President of
  Casino Operations

Kevin DeSanctis (7).........     1994     $200,769     $128,720       $  4,000      $  3,073
                                 1993      559,753      178,000        118,000         4,497
                                 1992      410,890      160,000         72,372         4,364

William Velardo (8).........     1994      $84,807     $     --             --      $ 88,893
                                 1993      187,607       75,000             --         3,598
                                 1992      170,216       50,000             --         3,405
----------------

  (1) Represents the dollar value of annual compensation not properly categorized as salary or bonus, including amounts reimbursed for income taxes and director's fees. Following SEC rules, perquisites and other personal benefits are not included in this table if the aggregate amount of that compensation is the lesser of either $50,000 or 10% of the total of salary and bonus for that officer.

  (2) Represents vested and unvested contributions made by the Partnership under the Trump Plaza Hotel and Casino Retirement Savings Plan. Funds accumulated for an employee, which consist of a certain percentage of the employee's compensation plus Partnership contributions equalling 50% of the participant's contributions, are retained until termination of employment, attainment of age 59 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

  (3) Mr. Ribis devotes approximately one-third of his professional time to the affairs of the Partnership. Mr. Ribis is also employed as the chief executive officer of the Other Trump Casinos; his compensation from the Other Trump Casinos is not included in the table.

  (4) Mr. Cregan commenced employment with the Partnership in September 1994.

  (5) Mr. Pickus commenced employment with the Partnership in December 1993.

  (6) Mr. Rigot commenced employment with the Partnership in November 1994.

  (7) Mr. DeSanctis, former President and Chief Operating Officer of Trump Plaza resigned in March 1994.

  (8) Mr. Velardo, former Vice President of Casino Operations of the Partnership until March 1994 and Chief Operating Officer from March 1994 to April 1994.

  EMPLOYMENT AGREEMENTS

         The Partnership has an employment agreement with Nicholas L. Ribis pursuant to which Mr. Ribis acts as Chief Executive Officer of the Partnership. The agreement, which expires in September 1996, provides for an annual salary of $550,000. The salary increases by ten percent for each of the second and third years of the agreement. Upon execution of the employment agreement, Mr. Ribis received a $250,000 signing bonus. In the event the Partnership, or any entity which acquires substantially all of the equity interests or assets of the Partnership, proposes to engage in an offering of common shares to the public, the Partnership and Mr. Ribis have agreed to negotiate new compensation arrangements which shall include equity participation for Mr. Ribis. Mr. Ribis is also chief executive officer of TTMA and TCA, the partnerships that own the Other Trump Casinos, and receives compensation from such entities for such services. Mr. Ribis devotes approximately one-third of his professional time to the affairs of the Partnership. All other executive officers of the Partnership, except Mr. Burke, devote substantially all of their time to the business of the Partnership.

         The Partnership and the Company have an employment agreement with Barry
  J. Cregan (the "Cregan Agreement") pursuant to which Mr. Cregan acts as Chief Operating Officer of the Partnership. The Cregan Agreement, which expires on September 18, 1996, provides for an annual base salary of $600,000 during the first year and an annual base salary of $700,000 during the second year. In addition, Mr. Cregan has an option to extend the Cregan Agreement for one additional year at an annual base salary of $750,000 during such third year of employment. In addition to base salary, Mr. Cregan shall also receive certain other benefits as provided for in the Cregan Agreement. Pursuant to the Cregan Agreement, Mr. Cregan devotes all of his professional time to the Partnership. In the event that the Partnership or the Company terminates Mr. Cregan's employment for Cause (as defined in the Cregan Agreement), the Partnership shall pay Mr. Cregan all compensation earned to the date of such termination. In the event Mr. Cregan terminates the Cregan Agreement for Good Cause (as defined therein), the Partnership shall pay Mr. Cregan all compensation, reimbursements and benefits provided for therein (i) due as of the date of such termination and (ii) payable under the Cregan Agreement from such date of termination through the date of expiration.

         The Partnership has an employment agreement with James A. Rigot (the "Rigot Agreement") pursuant to which Mr. Rigot acts as Executive Vice President of Casino Operations of the Partnership. The Rigot Agreement, which expires on November 30, 1997, provides for a bonus of $100,000 upon commencement of employment, an annual base salary of $250,000, with any bonus and increases in salary provided in the Partnership's sole and absolute discretion, however, at no time shall such salary be less than $250,000. In addition to salary, Mr. Rigot shall also receive certain other benefits as provided for in the Rigot Agreement. Pursuant to the Rigot Agreement, Mr. Rigot devotes all of his professional time to the Partnership. In the event that the Partnership terminates the Rigot Agreement (i) because Mr. Rigot's CCC license is terminated or (ii) because Mr. Rigot has committed an act constituting Cause (as defined therein), the Partnership shall pay to Mr. Rigot all compensation earned to the date of such termination. In the event that the Partnership terminates the Rigot Agreement for any other reason, the Partnership shall offer to pay Mr. Rigot an amount equal to twelve months of Mr. Rigot's then current salary, which offer, if accepted, will constitute complete satisfaction of all obligations and liabilities arising out of the Rigot Agreement.

         The Partnership has an employment agreement with Kevin S. Smith, Esq. (the "Smith Agreement") pursuant to which Mr. Smith acts as the Vice President/General Counsel of the Partnership. The Smith Agreement, which expires on February 9, 1998, provides for an annual base salary of $110,000, with any bonus and increases in salary provided in the Partnership's sole and absolute discretion. In addition to salary, Mr. Smith shall also receive certain other benefits as provided for in the Smith Agreement. Pursuant to the Smith Agreement, Mr. Smith devotes all of his professional time to the Partnership. In the event that the Partnership or Mr. Smith terminates the Smith Agreement, the Smith Agreement provides for various types of severance compensation based on the circumstances surrounding the termination. The severance compensation provided for in the Smith Agreement shall, in no case, exceed one year's salary, including benefits.

         The Partnership has a severance agreement with Robert M. Pickus, Esq., who is the Executive Vice President of Corporate and Legal Affairs of the Partnership. The agreement provides that upon Mr. Pickus' termination other than for cause (as defined in the severance agreement) or loss of his casino key employee license from CCC, the Partnership will pay Mr. Pickus a severance payment equal to the amount of his salary at its then current rate for a period of one year, which is anticipated to be in excess of $150,000.

         The Partnership had an employment agreement with Kevin DeSanctis, former President and Chief Operating Officer of Trump Plaza. The agreement was terminated upon the resignation of Mr. DeSanctis. Mr. DeSanctis received $200,769 of salary and $128,720 in bonus in 1994.

         The Partnership had an employment agreement with Ernest E. East, Esq., former Senior Vice President of Administration and Corporate Affairs of the Partnership. The agreement was terminated upon Mr. East's resignation in August 1994. Mr. East received $101,407 of salary, and $156,000 in board fees in 1994.

         The Partnership had an employment agreement with William Velardo that expired in March 1994. Mr. Velardo served as the Vice President of Casino Operations of the Partnership until March 1994 and as the Chief Operating Officer of the Partnership from March 1994 to April 1994. Mr. Velardo received $173,700 of salary and severance payments in 1994.

         All of the above agreements provide for discretionary bonuses and/or signing bonuses.

  COMPENSATION OF DIRECTORS

         Each director of the Company, receives an annual fee of $50,000 and $2,000 per meeting attended, plus reasonable out-of-pocket expenses incurred in attending any meeting of the Board of Directors of the Company.

         Each director of TP/GP, other than Trump, received an annual fee of $50,000 and $2,000 per meeting attended, plus reasonable out-of-pocket expenses incurred in attending any meeting of the board of directors of TP/GP. In addition, each member of the TP/GP Audit Committee received a fee of $1,500 for each meeting attended. TP/GP, the former managing general partner of the Partnership, was merged with and into the Company in June 1993.

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Holding does not have a compensation committee and its officers serve without separate compensation.

         In general, the compensation of executive officers of the Partnership is determined by the Board of Directors of the Company, composed of Donald J. Trump, Nicholas L. Ribis, Wallace B. Askins and Don M. Thomas. The compensation of Nicholas L. Ribis is set forth in his employment agreement with the Partnership, pursuant to which the Partnership has delegated the responsibility over certain matters, such as bonuses, to Trump. See "-- Employment Agreements." No officer or employee of Trump Plaza, other than Mr. Ribis, who serves on the Board of Directors of the Company, participated in the deliberations of the Board of Directors of the Company concerning executive compensation. Executive officers of the Company do not receive any additional compensation for serving in such capacity.

         The SEC requires registrants to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and (ii) a director of the registrant serves as an executive officer. Messrs. Ribis and Burke, executive officers of the Partnership, have served on the board of directors of other entities in which members of the Board of Directors of the Company (namely, Messrs. Trump and Ribis) served and continue to serve as executive officers. Management believes that such relationships have not affected the compensation decisions made by the Board of Directors of the Company in the last fiscal year.

         Messrs. Ribis and Burke serve on the board of directors of Taj Mahal Holding Corp., which holds an indirect equity interest in TTMA, the partnership that owns the Taj Mahal, of which Messrs. Trump and Ribis are executive officers. Such persons also serve on the board of directors of TM/GP Corporation (a subsidiary of Taj Mahal Holding Corp.), the managing general partner of TTMA, of which Messrs. Trump and Ribis are executive officers. Mr. Ribis is compensated by TTMA for his services as its chief executive officer.

         Mr. Ribis also serves on the board of directors of Trump Taj Mahal Realty Corp. ("Taj Realty Corp."), which leases certain real property to TTMA,
  of which Trump is an executive officer.   Trump, however, does not receive any
  compensation for serving as an executive officer of Taj Realty Corp. Mr. Ribis receives compensation from TCA for acting as its chief executive officer.


  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
  -------   BENEFICIAL OWNERS AND MANAGEMENT.
            --------------------------------

         Trump has owned 100% of the Common Stock since June 25, 1993. Trump has sole voting and investment power regarding the Common Stock owned by him.

         In connection with the PIK Note Offering which was consummated on June 25, 1993, TP/GP was merged with and into the Company, and the Company became the managing general partner of the Partnership. Trump contributed his interest in the Partnership to Holding, which is beneficially-owned by Trump. Since such date, the Company and Holding have been the sole partners in the Partnership.

  ITEM 13.  CERTAIN RELATIONSHIPS
  -------   AND RELATED TRANSACTIONS.
            ------------------------

         Although the Partnership has not fully considered all of the areas in which it intends to engage in transactions with affiliates of the partners, it is free to do so, subject to certain restrictions. Payments to affiliates in connection with any such transactions are governed by the provisions of the Mortgage Note Indenture and the PIK Note Indenture which generally require that such transactions be on terms as favorable to the Partnership as would be obtainable from an unaffiliated party, and requires the approval of a majority of the Independent Directors of the Company for certain affiliated transactions.

         The Partnership has joint property insurance coverage with TCA, TTMA and other entities affiliated with Trump for which the annual premium paid by the Partnership was $247,000 for the twelve months ended May 1994.

         The Partnership leased from TTMA certain office facilities located in Pleasantville, New Jersey. In 1993 and 1992, lease payments by the Partnership to TTMA totalled approximately $30,000 and $138,000, respectively. Such lease terminated on March 19, 1993, and the Partnership vacated the premises. Through February 1, 1993, the Partnership also leased from Trump approximately 120 parking spaces at the Boardwalk Expansion Site for approximately $5.50 per parking space per day, with payments under such arrangement for the year ended December 31, 1993 and December 31, 1992 totalling $21,000 and $227,000, respectively.

         The Partnership also leased portions of its warehouse facility located in Egg Harbor Township, New Jersey to TCA until January 31, 1994; lease payments by TCA to the Partnership totalled $6,000, $15,000 and $14,000 in 1994, 1993 and 1992, respectively.

         Trump and Trump Boardwalk collectively own 100% of the interests in Seashore Four. Seashore Four is the fee owner of a parcel of land constituting a portion of the Casino Parcel, which it leases to the Partnership pursuant to the SFA Lease, a long-term, triple-net lease. Seashore Four was assigned the lessor's interest in the existing SFA Lease in connection with its acquisition of fee title to such parcel from a non-affiliated third party in November 1983. The SFA Lease was entered into by the Partnership with such third party on an arm's-length basis. The Partnership recorded rental expenses of approximately $900,000, $900,000 and $900,000 in 1994, 1993 and 1992, respectively, concerning rent owed to Seashore Four.

         Trump and Trump Seashore Associates, Inc. collectively own 100% of the interests in Trump Seashore Associates ("Trump Seashore"). Trump Seashore is the fee owner of a parcel of land constituting a portion of the Casino Parcel, which it leases to the Partnership pursuant to the Trump Seashore Lease, a long-term, triple-net lease. In July 1988, Trump Seashore exercised a $10 million option to purchase the fee title to such parcel from a non-affiliated third party. In connection therewith, Trump Seashore was assigned the lessors' interest in the Trump Seashore Lease, which interest has, however, been transferred to UST. See "Properties." The Partnership paid rental payments to Trump Seashore of approximately $1.0 million, $1.0 million and $1.0 million in 1994, 1993 and 1992, respectively.

         The Partnership has separately agreed to reimburse Trump for any payments which he may make under (i) a note (the "Harrah's Note") for which Trump and the Partnership are co-makers and which constitutes part of the redemption price for Harrah's Atlantic City, Inc.'s ("HAC") prior interests in the Partnership and Seashore Four, which were redeemed in 1986, pursuant to a redemption agreement dated as of March 11, 1986 (the "Redemption Agreement"); and (ii) his or Trump Boardwalk's indemnity of HAC under the Redemption Agreement, insofar as it relates to the Partnership. Trump and Trump Boardwalk have agreed to assign to the Partnership any payment either receives pursuant to HAC's and The Promus Companies Incorporated's (HAC's parent corporation) indemnity, insofar as it relates to the Partnership. The Harrah's Note was repaid by the Partnership on May 16, 1993.

         The financial statements of the Company included herein include a provision for Federal income taxes, based on distributions from the Partnership relating to the Company's Preferred Stock which was redeemed on June 25, 1993. The Company will be reimbursed for such income taxes by the Partnership in the amount of $3.8 million when due.

  BOARDWALK EXPANSION SITE

         See "Business -- Narrative Description of Business --Expansion Sites -- Boardwalk Expansion Site" and "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

  TRUMP REGENCY

         See "Business -- Narrative Description of Business --Expansion Sites -- Trump Regency."

  SERVICES AGREEMENT

         On June 24, 1993, the Partnership and Trump Plaza Management Corp. ("TPM") entered into an Amended and Restated Services Agreement (the "Services Agreement") pursuant to which TPM is required to provide to the Partnership, from time to time when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other similar and related services (the "Services") with respect to the business and operations of the Partnership. In addition, the Services Agreement contains a non-exclusive "license" of the "Trump" name. TPM is not required to devote any prescribed amount of time to the performance of its duties. In consideration for the Services, the Partnership pays TPM an annual fee of $1.0 million in equal monthly installments. In addition to such annual fee, the Partnership reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under the Services Agreement. The Partnership paid TPM $1,288,000, $1,247,000 and $708,000 in 1994, 1993 and 1992, respectively, for the Services. Pursuant to the Services Agreement, the Partnership will agree to hold TPM, its officers, directors and employees harmless from and against any loss arising out of or in connection with the performance of the Services and to hold Trump harmless from and against any loss arising out of the license of the "Trump" name.

  INDEMNIFICATION AGREEMENTS

         The directors of the Company have entered into separate indemnification agreements (collectively, the "Indemnification Agreements") with the Partnership pursuant to which such persons are afforded the full benefits of the indemnification provisions of the partnership agreement of the Partnership. The Partnership has also entered into an Indemnification Trust Agreement with an Indemnification Trustee (the "Trust Agreement") pursuant to which the sum $100,000 has been deposited by the Partnership with the Indemnification Trustee for the benefit of the directors of the Company and the Class B Directors of TP/GP serving prior to the Offerings to provide a source for indemnification for such persons if the Partnership or the Company, as the case may be, fails to immediately honor a demand for indemnification by such persons. In connection with the Offerings, the Indemnification Agreements with the directors of the Company and the Class B Directors of TP/GP were amended to provide, among other things, the Partnership would maintain directors' and officers' insurance covering such persons during the term of the Indemnification Agreements; provided, however, that if such insurance would not be available on a commercially practicable basis, the Partnership could, in lieu of obtaining such insurance, annually deposit an amount in the Indemnification Trust Fund equal to $500,000 for the benefit of such directors; provided, further, that deposits relating to the failure to obtain such insurance shall not exceed $2.5 million.

                                    PART IV
                                    -------

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
  -------   SCHEDULES, AND REPORTS ON FORM 8-K.
            ----------------------------------

     (a) FINANCIAL STATEMENTS. See the Index to Financial Statements immediately following the signature pages.


     (b) REPORTS ON FORM 8-K. The Registrants did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1994.


     (c)      EXHIBITS.


  Exhibit No.             Description of Exhibit
  -----------             ----------------------

  3.1(1)          Amended and Restated Certificate of Incorporation of the
                  Company.

  3.1.1(8) Form of Second Amended and Restated Certificate of Incorporation of the Company.

  3.2(1)          Amended and Restated By-Laws of the Company.

  3.3(1)          Amended and Restated Certificate of Incorporation of TP/GP.

  3.4(1)          Amended and Restated By-Laws of TP/GP.

  3.5(8)          Certificate of Incorporation of Holding Inc.

  3.6(8)          By-Laws of Holding Inc.

  3.7(9)          Second Amended and Restated Partnership Agreement of the
                  Partnership.

  3.8(8)          Partnership Agreement of Holding.

  3.8.1(8)        Amendment No. 1 to the Partnership Agreement of Holding.

  3.9(8)          Agreement and Plan of Merger between TP/GP and the Company.

  4.1(9) Mortgage Note Indenture, among the Company, as issuer, the Partnership, as guarantor, and the Mortgage Note Trustee, as trustee.

  4.2(9) Indenture of Mortgage, between the Partnership, as Mortgagor, and the Company, as Mortgagee (the Note Mortgage.

  4.3(9)          Assignment Agreement between the Company and the Mortgage Note
                  Trustee.

  4.4(9) Assignment of Operating Assets from the Partnership to the Company.

  4.5(9) Assignment of Leases and Rents from the Partnership to the Company.

  4.6(9) Indenture of Mortgage between the Partnership and the Mortgage Note Trustee (the Guarantee Mortgage).

  4.7(9) Assignment of Leases and Rents from the Partnership to the Mortgage Note Trustee.

  4.8(9) Assignment of Operating Assets from the Partnership to the Mortgage Note Trustee.

  4.9(9)          The Partnership Note.

  4.10(9)         Mortgage Note (included in Exhibit 4.1).

  4.11(9) Pledge Agreement of the Company in favor and for the benefit of the Mortgage Note Trustee.

  4.12(9) PIK Note Indenture between Holding, as Issuer, and the PIK Note Trustee, as trustee.

  4.13(9)         PIK Note (included in Exhibit 4.12).

  4.14(8)         Warrant Agreement.

  4.15(8)         Warrant (included in Exhibit 4.14).

  4.16(8) Pledge Agreement of Holding in favor and for the benefit of the PIK Note Trustee.

  10.1-10.6       Intentionally omitted.

  10.7(12)        Employment Agreement between the Partnership and Barry Cregan.

  10.8-10.9       Intentionally omitted.

  10.10(4) Agreement of Lease, dated as of July 1, 1980, by and between SSG Enterprises, as lessor and Atlantic City Seashore 2, Inc., as lessee, as SSG Enterprises' interest has been assigned to Seashore Four, and as Atlantic City Seashore 2, Inc.'s interest has been, through various assignments, assigned to the Partnership (with schedules).

  10.11(4) Agreement of Lease, dated July 11, 1980, by and between Plaza Hotel Management Company, as lessor, and Atlantic City Seashore 3, Inc., as lessee, as Atlantic City Seashore 3, Inc.'s interest has been, through various assignments, assigned to the Partnership (with schedules).

  10.12(4) Agreement of Lease, dated as of July 1, 1980, by and between Magnum Associates and Magnum Associates II, as lessor and Atlantic City Seashore 1, Inc., as lessee, as Atlantic City Seashore 1, Inc.'s interest has been, through various assignments, assigned to the Partnership (with schedules).

  10.13-10.15     Intentionally omitted.

  10.16(2) Trump Plaza Hotel and Casino Retirement Savings Plan effective as of November 1, 1986.

  10.17-10.20     Intentionally omitted.

  10.21(5) Assignment of Lease, dated as of July 28, 1988, by and between Magnum Associates and Magnum Associates II, as assignor, Trump Seashore Associates, as assignee, and the Partnership, as lessee.

  10.22-10.23     Intentionally omitted.

  10.24(5) Employment Agreement, dated January 28, 1991, between the Partnership and Kevin DeSanctis.

  10.24.1(7)      Amendment to Employment Agreement, dated August 6, 1992,
                  between the Partnership and Kevin DeSanctis.

  10.25           Intentionally omitted.

  10.26(1) Employment Agreement, dated as of June 1, 1992 between the Partnership and Ernest E. East.

  10.27(3) Employment Agreement, dated as of March 13, 1991 between the Partnership and William Velardo.

  10.28(3) Option Agreement, dated as of February 2, 1993 between Trump and the Partnership.

  10.29(8) Appraisal of Trump Plaza by Appraisal Group International, dated March 5, 1993.

  10.30(6) Amended and Restated Services Agreement between the Partnership and Trump.

  10.31(1)        Working Capital Facility between the Partnership and Belmont
                  Fund, L.P.

  10.31.1(8)      Mortgage and Security Agreement of the Partnership in favor of
                  Belmont Fund, L.P.

  10.31.2(8)      Assignment of Rents and Leases: by the Partnership to Belmont
                  Fund L.P., dated May 29, 1992.

  10.31.3(8)      Assignment of Operating Assets:  by the Partnership to Belmont
                  Fund L.P., dated May 29, 1992.

  10.32.1(8)      Mortgage: from Trump, Nominee to Emil F. Aysseh, Trustee dated
                  January 12, 1983.

  10.32.2(8)      Mortgage: from Trump, Nominee to Emil F. Aysseh, Trustee dated
                  June 23, 1983.

  10.32.3(8)      Mortgage Consolidation, Modification, and Extension Agreement:
                  dated June 23, 1983.

  10.32.4(8)      Partial Assignment of Mortgage: (1/3 interest) by Alfred
                  Aysseh to New Canaan Bank Trust Company.

  10.32.5(8)      Partial Assignment of Mortgage: (1/3 interest) by New Canaan
                  Bank and Trust Company to Alfred Aysseh.

  10.32.6(8)      Assignment of Mortgage: Emil F. Aysseh, Trustee to Community
                  National Bank and Trust Company of New York.

  10.32.7(8)      Mortgage Note and Mortgage Modification Agreement: by and
                  between Emil F. Aysseh, Trustee and Donald J. Trump, Nominee dated January 10, 1992.

  10.33(8) Mortgage: from Donald J. Trump, Nominee to Albert Rothenberg and Robert Rothenberg, dated October 3, 1983.

  10.34(8) Mortgage: made by Harrah's Associates to Adeline Bordonaro, dated January 28, 1986.

  10.35(8) Mortgage: made by the Partnership to The Mutual Benefit Life Insurance Company, dated October 5, 1990.

  10.35.1(8)      Collateral Assignment of Leases: made by the Partnership to
                  The Mutual Benefit Life Insurance Company, dated October 5,
                  1990.

  10.36-10.37     Intentionally omitted.

  10.38(11)       Employment Agreement between the Partnership and Nicholas L.
                  Ribis.

  10.39(11)       Severance Agreement between the Partnership and Robert M.
                  Pickus.

  10.40 Employment Agreement, dated February 7, 1995, between the Partnership and Kevin S. Smith.

  10.41 Employment Agreement, dated November 21, 1994, between the Partnership and James A. Rigot.

  10.42 Option and Right of First Offer Agreement between the Partnership and Missouri Boardwalk Inc., dated as of June 24, 1993.

  10.43 Lease between Trump and Missouri Boardwalk Inc., dated as of June 24, 1993.

  10.44           Sublease between Trump and Missouri Boardwalk Inc., dated June
                  24, 1993.

  10.45           Option Agreement among Trump, ACFH and Chemical, dated
                  December 17, 1993.

  10.45.1 Amended and Restated Option Agreement among Trump, ACFH and Chemical, dated June 16, 1994.

  10.45.2 First Amendment to Amended and Restated Option Agreement among Trump, ACFH and Chemical, dated August 30, 1994.

  10.45.3 Second Amendment to Amended and Restated Option Agreement among Trump, ACFH and Chemical, dated March 6, 1995.

  24 Power of Attorney of directors and certain officers of the Company, Holding and the Partnership (included in the signature pages).

  27.1            Financial Data Schedule for Trump Plaza Funding, Inc.

  27.2            Financial Data Schedule for Trump Plaza Holding Associates.

  27.3            Financial Data Schedule for Trump Plaza Associates.
-------------

            (1) Incorporated herein by reference to the Exhibit to the Company's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                1992.

            (2) Incorporated herein by reference to the identically numbered
                Exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

            (3) Incorporated herein by reference to the identically numbered
                Exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

            (4) Incorporated herein by reference to the identically numbered
                Exhibit in the Company's Registration Statement on Form S-1, Registration No. 33-4604.

            (5) Incorporated herein by reference to the identically numbered
                Exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

            (6) Previously filed in Holding's Registration Statement on Form S-
                1, Registration No. 33-58608.

            (7) Incorporated herein by reference to the Exhibit to the Company's
                Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

            (8) Incorporated herein by reference to the identically numbered
                Exhibit in the Registration Statement of the Company and the Partnership on Form S-1, Registration No. 33-58602.

           (9) Incorporated herein by reference to the identically numbered
               Exhibit in Holding's Registration Statement on Form S-1, Registration No. 33-58608.

          (10) Previously filed in the Registration Statement of the Company and the Partnership on Form S-1, Registration No. 33-58602.

          (11) Incorporated herein by reference to the identically numbered
               Exhibit in the Annual Report of the Company and Holding on Form 10-K for the year ended December 31, 1993.

          (12) Incorporated herein by reference to the identically numbered
               Exhibit in the Quarterly Report of the Company and Holding on Form 10-Q for the quarter ended September 30, 1994.


  (d) FINANCIAL STATEMENT SCHEDULES. See the Index to Financial Statements immediately following the signature pages.

                             PARTNERSHIP SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 1995.


                                        TRUMP PLAZA ASSOCIATES

                                        By: Trump Plaza Funding, Inc.
                                        Its: Managing General Partner


                                        /s/ Donald J. Trump
                                        -----------------------------
                                        By: Donald J. Trump
                                        Title: President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed on the subsequent pages by the persons listed therein in the capacities and on the dates indicated for Trump Plaza Funding, Inc. and Trump Plaza Holding Associates, the general partners of the Partnership.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 1995.


                                 TRUMP PLAZA FUNDING, INC.


                                 /s/ Donald J. Trump
                                 -------------------------------
                                 By:    Donald J. Trump
                                 Title: President and Treasurer


                                 TRUMP PLAZA HOLDING ASSOCIATES

                                 By:  Trump Plaza Holding, Inc.
                                 Its Managing General Partner


                                 /s/ Donald J. Trump
                                 -------------------------------
                                 By:    Donald J. Trump
                                 Title: President



                               POWER OF ATTORNEY

       EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS DONALD
  J. TRUMP AND NICHOLAS L. RIBIS, AND EACH OF THEM, WITH FULL POWER TO ACT WITHOUT THE OTHER, HIS TRUE AND LAWFUL ATTORNEY-IN-FACT AND AGENT, WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION, FOR HIM AND IN HIS NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS ANNUAL REPORT, AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO, AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO SAID ATTORNEYS-IN-FACT AND AGENTS, AND EACH OF THEM, FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUISITE AND NECESSARY TO BE DONE, AS FULLY TO ALL INTENTS AND PURPOSES AS HE MIGHT OR COULD DO IN PERSON HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEYS-IN-FACT AND AGENTS OR ANY OF THEM, OR HIS OR THEIR SUBSTITUTE OR SUBSTITUTES, MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  Signature                              Title            Date
  ---------                              -----            ----

  TRUMP PLAZA FUNDING, INC.


  By: /s/ Donald J. Trump                                 March 29, 1995
      ----------------------------
      Donald J. Trump                    Principal
                                         Executive
                                         Officer and
                                         Director



  By: /s/ Francis X. McCarthy, Jr.                        March 29, 1995
      ----------------------------
      Francis X. McCarthy, Jr.           Principal
                                         Financial and
                                         Accounting
                                         Officer



  By: /s/ Nicholas L. Ribis                               March 29, 1995
      ----------------------------
      Nicholas L. Ribis                  Director



  By: /s/ Wallace B. Askins                               March 29, 1995
      -------------------------------
      Wallace B. Askins                  Director



  By: /s/ Don M. Thomas                                   March 29, 1995
      ----------------------------
      Don M. Thomas                      Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


  Signature                              Title            Date
  ---------                              -----            ----

  TRUMP PLAZA HOLDING ASSOCIATES

  By: Trump Plaza Holding, Inc.
      Its Managing General Partner



  By: /s/ Donald J. Trump                                 March 29, 1995
      ----------------------------
      Donald J. Trump                    Principal
                                         Executive
                                         Officer and
                                         Director



  By: /s/ Francis X. McCarthy, Jr.                        March 29, 1995
      ----------------------------
      Francis X. McCarthy, Jr.           Principal
                                         Financial and
                                         Accounting
                                         Officer



  By: /s/ Nicholas L. Ribis                               March 29, 1995
      ----------------------------
      Nicholas L. Ribis                  Director



  By: /s/ Wallace B. Askins                               March 29, 1995
      -------------------------------
      Wallace B. Askins                  Director



  By: /s/ Don M. Thomas                                   March 29, 1995
      ----------------------------
      Don M. Thomas                      Director

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----

  Report of Independent Public Accountants.....................  F-2

  Balance Sheets of Trump Plaza Funding, Inc. as of
      December 31, 1994 and 1993...............................  F-3

  Statements of Income of Trump Plaza Funding, Inc. for
      the years ended December 31, 1994, 1993 and 1992.........  F-4

  Statements of Capital of Trump Plaza Funding, Inc. for
      the years ended December 31, 1994, 1993 and 1992.........  F-5

  Statements of Cash Flows of Trump Plaza Funding, Inc. for
      the years ended December 31, 1994, 1993 and 1992.........  F-6

  Report of Independent Public Accountants.....................  F-7

  Consolidated Balance Sheets of Trump Plaza Holding
      Associates and Trump Plaza Associates as of
      December 31, 1994 and 1993...............................  F-8

  Consolidated Statements of Operations of Trump Plaza
      Holding Associates and Trump Plaza Associates
      for the years ended December 31, 1994, 1993 and 1992.....  F-9

  Consolidated Statements of Capital (Deficit) of Trump
      Plaza Holding Associates and Trump Plaza Associates for
      the years ended December 31, 1994, 1993 and 1992.........  F-10

  Consolidated Statements of Cash Flows of Trump Plaza
      Holding Associates and Trump Plaza Associates
      for the years ended December 31, 1994, 1993 and 1992.....  F-11

  Notes to Financial Statements of Trump Plaza Funding,
      Inc., Trump Plaza Holding Associates and Trump
      Plaza Associates.........................................  F-13

  Schedules
  ---------

  II  Valuation and Qualifying Accounts of Trump Plaza Holding
      Associates and Trump Plaza Associates for the years
      ended December 31, 1994, 1993 and 1992...................  F-27

      Other Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  To Trump Plaza Funding, Inc.:


  We have audited the accompanying balance sheets of Trump Plaza Funding, Inc. (a New Jersey Corporation) as of December 31, 1994 and 1993, and the related statements of income, capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the management of Trump Plaza Funding, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Plaza Funding, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP


  Roseland, New Jersey
  February 18, 1995

                           TRUMP PLAZA FUNDING, INC.
                                BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993

                                     ASSETS
                                     ------

                                      1994          1993
                                  ------------  ------------

  CURRENT ASSETS:

  Cash                            $      2,000  $      2,000
  Mortgage Interest Receivable       1,495,000     1,495,000
  Receivable From Partnership                -       974,000
                                  ------------  ------------

     Total current assets            1,497,000     2,471,000

  Mortgage Note Receivable         326,234,000   325,859,000
  Receivable From Partnership        3,822,000     2,949,000
                                  ------------  ------------

     Total assets                 $331,553,000  $331,279,000
                                  ============  ============

                            LIABILITIES AND CAPITAL
                            -----------------------

CURRENT LIABILITIES:

  Accrued Interest Payable          $  1,495,000  $  1,495,000
  Income Taxes Payable                         -       974,000
                                    ------------  ------------

     Total current liabilities         1,495,000     2,469,000

  10 7/8% Mortgage Bonds,
    net of discount
    due 2001 (Notes 1, 2, and 3)     326,234,000   325,859,000
  Deferred Income Taxes Payable        3,822,000     2,949,000
                                    ------------  ------------

     Total liabilities               331,551,000   331,277,000
                                    ------------  ------------

  Commitments and
    Contingencies (Note 6)                     -             -

  Common Stock, $.01 par value,
    1,000 shares authorized,
    100 shares issued
    and outstanding                            -             -

  Additional Paid in Capital               2,000         2,000

  Retained Earnings                            -             -
                                    ------------  ------------

     Total liabilities
       and capital                  $331,553,000  $331,279,000
                                    ============  ============

             The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                           TRUMP PLAZA FUNDING, INC.
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                             1994           1993          1992
                         -------------  ------------  -------------

Interest Income
  From Partnership        $36,262,000   $32,642,000    $27,720,000

Preferred Partnership
  Investment Income                 -     3,993,000      4,468,000

Reimbursement
  for Income Taxes            101,000     1,802,000      2,202,000

Interest Expense          (36,262,000)  (32,642,000)   (27,720,000)

Directors' Fees
  and Other Expenses         (101,000)     (497,000)      (224,000)
                         ------------   -----------    -----------

Income Before
  Provision for Taxes               -     5,298,000      6,446,000

Provision for
  Income Taxes                      -     1,802,000      2,202,000
                         ------------   -----------    -----------

    Net Income            $         -   $ 3,496,000    $ 4,244,000
                         ============   ===========    ===========



             The accompanying notes to financial statements are an
                       integral part of these statements.

                            TRUMP PLAZA FUNDING, INC.
                             STATEMENTS OF CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                               Common Stock
                                           ---------------------
                                            Number of             Additional Paid     Retained
                                             Shares      Amount      in Capital       Earnings       Total
                                           ----------   --------  ---------------    ----------   -----------
Balance
   December 31, 1991                              200   $ 2,000   $ -               $ -           $      2,000

Net Income                                          -         -                 -     4,244,000      4,244,000

Accrued dividends on
  preferred stock                                   -         -                 -    (4,126,000)    (4,126,000)

Preferred Stock Accretion                           -         -                 -      (342,000)      (342,000)

Capital contribution from
  partnership                                       -         -                 -       224,000        224,000

Redemption of stock units upon
  consummation of offering,
  effective May 29, 1992                         (200)   (2,000)                -             -         (2,000)

Issuance of stock upon
  consummation of offering,
  effective May 29, 1992                    2,999,580         -             2,000             -          2,000
                                           ----------   -------      ------------   -----------   ------------

Balance,
   December 31, 1992                        2,999,580         -             2,000             -          2,000

Net Income                                          -         -                 -     3,496,000      3,496,000

Accrued dividends on
  preferred stock                                   -         -                 -    (3,678,000)    (3,678,000)

Preferred stock accretion                           -         -                 -      (315,000)      (315,000)

Capital contribution from
  partnership                                       -         -        40,000,000       497,000     40,497,000

Capital contribution from
  Donald J. Trump                                   -         -        35,000,000             -     35,000,000

Redemption of Preferred
  Stock                                             -         -       (75,000,000)            -    (75,000,000)

Redemption of Stock Units upon
  consummation of offering,
  effective, June 25, 1993                 (2,999,580)        -                 -             -              -

Issuance of stock upon
  consummation of offering,
  effective June 25, 1993                         100         -                 -             -              -
                                           ----------   -------      ------------   -----------   ------------

Balance,
   December 31, 1993                              100         -             2,000             -          2,000

Net Income                                          -         -                 -             -              -
                                           ----------   -------      ------------   -----------   ------------
Balance,
   December 31, 1994                              100   $            $      2,000   $             $      2,000
                                           ==========   =======      ============   ===========   ============


  The accompanying notes to financial statements are an integral part of these statements.

                           TRUMP PLAZA FUNDING, INC.
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                   1994          1993           1992
                                                ----------  --------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                      $      -    $  3,496,000    $4,244,000
 Adjustments to Reconcile Net Income
   To Net Cash Flows Provided by
   Operating Activities:
   Accretion of Discount on Indebtedness          375,000         172,000             -
   Preferred Stock Accretion                            -        (315,000)     (342,000)
   Deferred Income Taxes Payable                        -         747,000       116,000
                                                ---------    ------------    ----------
                                                  375,000       4,100,000     4,018,000

 Decrease (increase) in receivable
   from Partnership                               101,000         305,000    (4,228,000)
 Decrease (increase) in interest receivable             -       6,455,000    (6,573,000)
 (Decrease) increase in income taxes payable     (101,000)        974,000     2,086,000
 (Decrease) increase in accrued
   interest payable                                     -      (6,455,000)    6,573,000
                                                ---------    ------------    ----------


 Net Cash Flows Provided by
   Operating Activities                           375,000       5,379,000     1,876,000
                                                ---------    ------------    ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Preferred Stock Dividends                            -      (5,704,000)   (2,100,000)
                                                ---------    ------------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contribution                                 -      35,000,000       224,000
   Distribution from Partnership                        -      40,497,000             -
   Increase in Mortgage Note receivable          (375,000)   (100,859,000)            -
   Additional borrowings                                -     325,687,000             -
   Payment of long term debt                            -    (225,000,000)            -
   Redemption of Preferred Stock                        -     (75,000,000)            -
                                                ---------    ------------    ----------


 Net Cash Flows (used in) provided by
   Financing Activities                          (375,000)        325,000       224,000
                                                ---------    ------------    ----------

 Net Change in Cash                                     -               -             -

 Cash at Beginning of Year                          2,000           2,000         2,000
                                                ---------    ------------    ----------

 Cash at End of Year                             $  2,000    $      2,000    $    2,000
                                                =========    ============    ==========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  To Trump Plaza Holding Associates and
     Trump Plaza Associates:


  We have audited the accompanying consolidated balance sheets of Trump Plaza Holding Associates (a New Jersey general partnership) and Trump Plaza Associates (a New Jersey general partnership) as of December 31, 1994 and 1993, and the related consolidated statements of operations, capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements, and the schedule referred to below, are the responsibility of the management of Trump Plaza Holding Associates and Trump Plaza Associates. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Plaza Holding Associates and Trump Plaza Associates as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements and schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basis financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP

  Roseland, New Jersey
  February 18, 1995

                      TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993

                                                                   ASSETS
                                                               --------------
                                                                    1994            1993
                                                               --------------  --------------
  Current Assets:
   Cash and cash equivalents                                   $  11,144,000    $ 14,393,000
   Trade receivables, net of allowances for doubtful
    accounts of $8,493,000 and $10,616,000, respectively           6,685,000       6,759,000
   Accounts receivable, other                                        112,000         198,000
   Inventories                                                     3,657,000       3,566,000
   Prepaid expenses and other current assets                       4,280,000       2,701,000
                                                               -------------    ------------

      Total current assets                                        25,878,000      27,617,000
                                                               -------------    ------------

  Property and Equipment (Notes 4, 6 and 8):
   Land and land improvements                                     36,463,000      35,613,000
   Buildings and building improvements                           297,573,000     295,617,000
   Furniture, fixtures and equipment                              84,709,000      78,173,000
   Leasehold improvements                                          2,404,000       2,404,000
   Construction in progress                                       14,864,000       3,784,000
                                                               -------------    ------------
                                                                 436,013,000     415,591,000
   Less-Accumulated depreciation and amortization               (137,659,000)   (122,450,000)
                                                               -------------    ------------

    Net property and equipment                                   298,354,000     293,141,000
                                                               -------------    ------------

  Land Rights, net of accumulated amortization of
   $3,780,000 and $3,410,000, respectively                        29,688,000      30,058,000
                                                               -------------    ------------
  Other Assets:
   Deferred bond issuance costs, net of accumulated
    amortization of $3,270,000 and $1,088,000, respectively       14,125,000      16,254,000
    (Note 3)                                                       7,598,000       7,428,000
                                                               -------------    ------------

      Total other assets                                          21,723,000      23,682,000
                                                               -------------    ------------

      Total assets                                             $ 375,643,000    $374,498,000
                                                               =============    ============

               LIABILITIES AND CAPITAL
               -----------------------

  Current Liabilities:
   Current maturities of long-term debt (Note 3)               $   2,969,000    $  1,633,000
   Accounts payable                                                9,156,000       6,309,000
   Accrued payroll                                                 4,026,000       5,806,000
   Accrued interest payable (Note 3)                               1,871,000       1,829,000
   Due to affiliates, net (Note 8)                                   206,000          97,000
   Other accrued expenses                                          8,998,000       7,109,000
   Other current liabilities                                       4,602,000       5,330,000
   Distribution payable to Trump Plaza Funding, Inc.                       -         974,000
                                                               -------------    ------------

      Total current liabilities                                   31,828,000      29,087,000
                                                               -------------    ------------

  Non-Current Liabilities:
   Long-term debt, net of current maturities (Note 3)            403,214,000     395,948,000
   Distribution payable to Trump Plaza Funding, Inc.               3,822,000       2,949,000
   Deferred state income taxes                                       359,000       1,224,000
                                                               -------------    ------------

      Total non-current liabilities                              407,395,000     400,121,000
                                                               -------------    ------------

      Total liabilities                                          439,223,000     429,208,000
                                                               -------------    ------------

  Commitments and Contingencies (Notes 4 and 6)                            -               -

  Capital (Deficit):
   Partner's Deficit                                             (78,772,000)    (78,772,000)
   Retained Earnings                                              15,192,000      24,062,000
                                                               -------------    ------------

     Total Capital (Deficit)                                     (63,580,000)    (54,710,000)
                                                               -------------    ------------
     Total liabilities and capital                             $ 375,643,000    $374,498,000
                                                               =============    ============

  The accompanying notes to financial statements are an integral part of these consolidated statements.

                      TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                        1994           1993           1992
                                    ------------   ------------   ------------
REVENUES:
  Gaming                            $261,451,000   $264,081,000   $265,448,000
  Rooms                               18,312,000     18,324,000     18,369,000
  Food and Beverage                   40,149,000     41,941,000     43,889,000
  Other                                8,408,000      8,938,000     11,012,000
  Trump Regency                                -              -      9,465,000
                                    ------------   ------------   ------------
      Gross Revenues                 328,320,000    333,284,000    348,183,000
  Less-Promotional
    allowances                        33,257,000     32,793,000     34,865,000
                                    ------------   ------------   ------------

      Net Revenues                   295,063,000    300,491,000    313,318,000
                                    ------------   ------------   ------------

COSTS AND EXPENSES:
  Gaming                             139,540,000    136,895,000    146,328,000
  Rooms                                2,715,000      2,831,000      2,614,000
  Food and Beverage                   17,050,000     18,093,000     18,103,000
  General and Administrative          73,075,000     71,624,000     75,459,000
  Depreciation and Amortization       15,653,000     17,554,000     15,842,000
  Restructuring costs                          -              -      5,177,000
  Trump Regency                                -              -     11,839,000
  Other                                3,615,000      3,854,000      2,953,000
                                    ------------   ------------   ------------
                                     251,648,000    250,851,000    278,315,000
                                    ------------   ------------   ------------
      Income from operations          43,415,000     49,640,000     35,003,000
                                    ------------   ------------   ------------

NON-OPERATING INCOME
 (EXPENSE):
  Interest income                        842,000        546,000        487,000
  Interest expense (Note 3)          (49,061,000)   (40,435,000)   (31,843,000)
  Other non-operating expense        ( 4,931,000)   ( 3,873,000)   ( 1,462,000)
    (Note 5)                        ------------   ------------   ------------

      Non-operating expense, net     (53,150,000)   (43,762,000)   (32,818,000)
                                    ------------   ------------   ------------
      Income (loss) before state
        income taxes and
        extraordinary items           (9,735,000)     5,878,000      2,185,000

PROVISION (BENEFIT) FOR
   STATE INCOME TAXES                   (865,000)       660,000       (233,000)
                                    ------------   ------------   ------------

INCOME (LOSS) BEFORE                  (8,870,000)     5,218,000      2,418,000
  EXTRAORDINARY ITEMS
EXTRAORDINARY GAIN (LOSS)                      -      4,120,000    (38,205,000)
  (Note 5)                          ------------   ------------   ------------

NET INCOME (LOSS)                   $ (8,870,000)  $  9,338,000   $(35,787,000)
                                    ============   ============   ============

               The accompanying notes to financial statements are an integral part of these consolidated statements.

                       TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                  CONSOLIDATED STATEMENTS OF CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                  Partners'      Retained
                                   Capital       Earnings        Total
                                ------------   ------------   ------------
Balance
  December 31, 1991             $ 40,502,000   $ 13,541,000   $ 54,043,000
Net Loss                                   -    (35,787,000)   (35,787,000)
Preferred Partnership
  Interest Distribution, Net     (43,864,000)    36,970,000     (6,894,000)
                                ------------   ------------   ------------
Balance
  December 31, 1992               (3,362,000)    14,724,000     11,362,000
Net Income                                 -      9,338,000      9,338,000
Preferred Partnership
  Interest Distribution           (6,317,000)             -     (6,317,000)
Distribution to Donald J.
  Trump to repay certain
  personal indebtedness          (52,500,000)             -    (52,500,000)
Distribution to Donald J.
  Trump to redeem Trump
  Plaza Funding, Inc.
  Preferred Stock Units          (35,000,000)             -    (35,000,000)
Conversion of Preferred
  Partnership Interest into
  General Partnership
  Interest                        18,407,000              -     18,407,000
                                ------------   ------------   ------------
Balance
  December 31, 1993              (78,772,000)    24,062,000    (54,710,000)
Net Loss                                   -     (8,870,000)    (8,870,000)
                                ------------   ------------   ------------
Balance
  December 31, 1994             $(78,772,000)  $ 15,192,000   $(63,580,000)
                                ============   ============   ============

             The accompanying notes to financial statements are an
                integral part of these consolidated statements.

                      TRUMP PLAZA HOLDING ASSOCIATES AND
                            TRUMP PLAZA ASSOCIATES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                        1994           1993           1992
                                                    -----------    -----------   -------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (loss)                                    $(8,870,000)   $ 9,338,000   $(35,787,000)
Adjustments to reconcile net income
  (loss) to net cash flows provided by operating
  activities-
  Noncash charges-
    Extraordinary (gain) loss                                  -     (4,120,000)    38,205,000
    Depreciation and amortization of
      property and equipment                          15,276,000     17,177,000     15,211,000
    Accretion of discount on
      indebtedness                                     1,916,000        862,000              -
    Amortization of other assets                         377,000        377,000        631,000
    Provision for losses on
      receivables                                        396,000         90,000      4,675,000
    Deferred state income taxes                         (865,000)       729,000       (233,000)
    Utilization of CRDA credits and
      donations                                        1,062,000              -      1,358,000
    Valuation allowance of CRDA
      investments                                        394,000      1,047,000        645,000
                                                     -----------    -----------   ------------
                                                       9,686,000     25,500,000     24,705,000

    (Increase) decrease in
      receivables                                       (236,000)       823,000         99,000
    Increase in inventories                              (91,000)      (498,000)      (167,000)
    Increase in prepaid expenses and
      other current assets                            (1,385,000)      (199,000)      (580,000)
    Decrease (increase) in other
      assets                                           1,504,000      2,530,000       (828,000)
    Increase in amounts due to
      affiliates                                         109,000        188,000        374,000
    Increase (decrease) in accounts
      payable, accrued expenses and other
      current liabilities                             10,464,000     (6,524,000)     2,588,000
    Decrease in distribution payable
      to Trump Plaza Funding, Inc.                      (101,000)             -              -
                                                     -----------    -----------   ------------
    Net cash flows provided by
      operating activities                           $19,950,000    $21,820,000   $ 26,191,000
                                                     -----------    -----------   ------------

                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

                      TRUMP PLAZA HOLDING ASSOCIATES AND
                            TRUMP PLAZA ASSOCIATES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                              1994            1993            1992
                                         ------------   --------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment     $(20,489,000)  $ (10,052,000)  $  (8,643,000)
  Purchases of CRDA investments            ( 2,525,000)     (2,823,000)     (1,853,000)
  Cash refund of CRDA deposits               1,323,000         196,000               -
                                          ------------   -------------   -------------

  Net cash flows used in investing
    activities                             (21,691,000)    (12,679,000)    (10,496,000)
                                          ------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred Financing costs                           -     (17,342,000)              -
  Distributions to Donald J. Trump                   -     (87,500,000)              -
  Distributions to the Company                       -     (40,000,000)              -
  Preferred Partnership Interest
    Distribution                                     -      (6,282,000)     (2,324,000)
  Borrowings                                   375,000     386,147,000     251,575,000
  Payments and current maturities of
    long-term debt                          (1,883,000)   (248,573,000)   (256,618,000)
                                          ------------   -------------   -------------

  Net cash flows used in financing
    activities                              (1,508,000)    (13,550,000)     (7,367,000)
                                          ------------   -------------   -------------

      Net (decrease) increase in
        cash and cash equivalents           (3,249,000)     (4,409,000)      8,328,000

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                         14,393,000      18,802,000      10,474,000
                                          ------------   -------------   -------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                             $ 11,144,000   $  14,393,000   $  18,802,000
                                          ============   =============   =============


                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

                           TRUMP PLAZA FUNDING, INC.
                         TRUMP PLAZA HOLDING ASSOCIATES
                           AND TRUMP PLAZA ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS

  (1)  ORGANIZATION

  The accompanying financial statements include those of Trump Plaza Funding, Inc. (the "Company"), a New Jersey General Corporation as well as those of Trump Plaza Holding Associates ("Holding"), a New Jersey General Partnership, and its 99% owned subsidiary, Trump Plaza Associates (the "Partnership"), a New Jersey General Partnership, which owns and operates Trump Plaza Hotel and Casino ("Trump Plaza") located in Atlantic City, New Jersey. The Company owns the remaining 1% interest in the Partnership. Holding's sole source of liquidity is distributions in respect of its interest in the Partnership.

  All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. The minority interest in the Partnership has not been separately reflected in the consolidated financial statements of Holding since it is not material.

  The Company was incorporated on March 14, 1986 and was originally formed solely to raise funds through the issuance and sale of its debt securities for the benefit of the Partnership. As part of a Prepackaged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy code consummated on May 29, 1992, the Company became a partner of the Partnership and issued approximately three million Stock Units, each comprised of one share of Preferred Stock and one share of Common Stock of the Company. On June 25, 1993, the Stock Units were redeemed with a portion of the proceeds of the Company's 10 7/8% Mortgage Notes due 2001 (the "Mortgage Notes") as well as Holding's Units.

  Holding was formed in February 1993 for the purpose of raising funds for the Partnership. On June 25, 1993, Holding completed the sale of 12,000 Units (the "Units"), each Unit consisting of $5,000 principal amount of 12 1/2% Pay-In-Kind Notes, due 2003 (the "PIK Notes"), and one Warrant to acquire $1,000 principal amount of PIK Notes (collectively with the Mortgage Note Offering, the "Offerings"). The PIK Notes and the Warrants are separately transferable. Holding has no other assets or business other than its 99% equity interest in the Partnership.

  The Partnership was organized in June 1982. Prior to the date of the consummation of the Offerings, the Partnership's three partners were TP/GP, the managing general partner of the Partnership, the Company and Donald J. Trump ("Trump"). On June 25, 1993, Trump contributed his interest in TP/GP to the Company and TP/GP merged with and into the Company. The Company then became the managing general partner of the Partnership. In addition, Trump contributed his interest in the Partnership to Holding, and the Company and Holding, each of which are wholly owned by Trump, became the sole partners of the Partnership.

  (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Gaming Revenues and Promotional Allowances

  Gaming revenues represent the net win from gaming activities which is the difference between amounts wagered and amounts won by patrons. The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowance are included in gaming costs and expenses as follows:

             YEARS ENDED DECEMBER 31,
             -------------------------
                  (in thousands)
              1994     1993     1992
             -------  -------  -------
Rooms        $ 4,311  $ 4,190  $ 4,804
Food and
 Beverage     15,373   14,726   14,982

Other          4,169    3,688    3,884
             -------  -------  -------
             $23,853  $22,604  $23,670
             =======  =======  =======

  During 1994 and 1992, certain Progressive Slot Jackpot Programs were discontinued which resulted in $585,000 and $4,100,000, respectively, of related accruals being taken into income.

    Inventories

  Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

    Property and Equipment

  Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

    Buildings and building improvements    40 years
    Furniture, fixtures and equipment      3-10 years
    Leasehold improvements                 10-40 years

  Interest associated with borrowings used to finance construction projects has been capitalized and is being amortized over the estimated useful lives of the assets.

    Land Rights

  Land rights represent the fair value of such rights, at the time of contribution to the Partnership by the Trump Plaza Corporation, an affiliate of the Partnership. These rights are being amortized over the period of the underlying operating leases which extend through 2078.

    Income Taxes

  The Company, Holding and the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), effective January 1, 1993. Adoption of this new standard did not have a significant impact on the respective statements of financial condition or results of operations. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  The accompanying financial statements of the Company include a provision for Federal income taxes, based on distributions from the Partnership relating to the Company's Preferred Stock which was redeemed on June 25, 1993. The Company will be reimbursed for such income taxes by the Partnership. The accompanying consolidated financial statements of Holding and the Partnership do not include a provision for Federal income taxes since any income or losses allocated to its partners are reportable for Federal income tax purposes by the partners.

  Under the New Jersey Casino Control Commission regulations, the Partnership is required to file a New Jersey corporation business tax return. Accordingly, a provision (benefit) for state income taxes has been reflected in the accompanying consolidated financial statements of Holding and the Partnership.

  The Partnership's deferred state income taxes result primarily from differences in the timing of reporting depreciation for tax and financial statement purposes.

    Statements of Cash Flows

  For purposes of the statements of cash flows, the Company, Holding and the Partnership consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The following supplemental disclosures are made to the statements of cash flows.

                                          1994         1993         1992
                                       -----------  -----------  -----------
    Cash paid during the
    year for interest                  $36,538,000  $41,118,000  $25,310,000
                                       ===========  ===========  ===========

   Cash paid for state
   and Federal income taxes            $         -  $    81,000  $         -
                                       ===========  ===========  ===========

   Issuance of debt
   in exchange for accrued interest    $ 8,194,000  $ 3,562,000  $         -
                                       ===========  ===========  ===========

  (3)  LONG-TERM DEBT

  Long-term debt consists of the following:



                                                      December 31,  December 31,
                                                          1994          1993
                                                      ------------  ------------
  THE COMPANY:
    10 7/8% Mortgage Notes, due 2001 net of
    unamortized discount of $3,766,000 and
    $4,141,000, respectively (A).                     $326,234,000  $325,859,000
                                                      ------------  ------------

  HOLDING AND THE PARTNERSHIP:

  PARTNERSHIP
    Partnership Note (10 7/8% Mortgage Notes,
    due 2001 net of unamortized discount
    of $3,766,000 and $4,141,000, respectively)(A)    $326,234,000  $325,859,000
    Mortgage notes payable (C)                           5,494,000     6,410,000
    Other notes payable                                    468,000     1,060,000
                                                      ------------  ------------
                                                       332,196,000   333,329,000

        Less - Current maturities                        2,969,000     1,633,000
                                                      ------------  ------------
                                                       329,227,000   331,696,000
  HOLDING
    PIK Notes (12 1/2% Notes due 2003 net of
    discount of $9,769,000 and $11,310,000,
    respectively) (B)                                   73,987,000    64,252,000
                                                      ------------  ------------
                                                      $403,214,000  $395,948,000
                                                      ============  ============

  (A) On June 25, 1993 the Company issued $330,000,000 principal amount of 10 7/8% Mortgage Notes, due 2001, net of discount of $4,313,000. Net proceeds of the offering were used to redeem all of the Company's outstanding $225,000,000 principal amount 12% Mortgage Bonds, due 2002 and together with other funds (see (B) Pay-In-Kind Notes) all of the Company's Stock Units, comprised of $75,000,000 liquidation preference participating cumulative redeemable Preferred Stock with associated shares of Common Stock, to repay $17,500,000 principal amount 9.14% Regency Note due 2003, to make a portion of a distribution to Trump to pay certain personal indebtedness, and to pay transaction expenses.

      The Mortgage Notes mature on June 15, 2001 and are redeemable at any time on or after June 15, 1998, at the option of the Company or the Partnership, in whole or in part, at the principal amount plus a premium which declines ratably each year to zero in the year of maturity. The Mortgage Notes bear interest at the stated rate of 10 7/8% per annum from the date of issuance, payable semi-annually on each June 15 and December 15, commencing December 15, 1993 and are secured by substantially all of the Partnership's assets. The accompanying consolidated financial statements reflect interest expense at the effective interest rate of 11.12% per annum.

      The Mortgage Note Indenture contains certain covenants limiting the ability of the Partnership to incur indebtedness, including indebtedness secured by liens on Trump Plaza. In addition, the Partnership may, under certain circumstances, incur up to $25.0 million of indebtedness to finance the expansion of its facilities, which indebtedness may be secured by a lien on the Boardwalk Expansion Site (see Note 6 Commitments And Contingencies) senior to the liens of the Note Mortgage and Guarantee Mortgage thereon. The Mortgage Notes represent the senior indebtedness of the Company. The Partnership Note and the Guarantee rank pari passu in right of payment with all existing and future senior indebtedness of the Partnership.

      The Mortgage Notes, the Partnership Note, the Note Mortgage, the Guarantee and the Guarantee Mortgage are non-recourse to the partners of the Partnership, to the shareholders of the Company and to all other persons and entities (other than the Company and the Partnership), including Trump. Upon an event of default, holders of the Mortgage Notes would have recourse only to the assets of the Company and the Partnership.

  (B) On June 25, 1993 Holding issued $60,000,000 principal amount of 12 1/2% PIK Notes, due 2003, together with Warrants to acquire an additional $12,000,000 of PIK Notes at no additional cost.

      The Warrants are exercisable following the earlier of certain triggering events or June 15, 1996.

      The PIK Notes mature on June 15, 2003 and bear interest at the rate of 12 1/2% per annum from the date of issuance, payable semi-annually on each June 15 and December 15, commencing December 15, 1993. At the option of Holding, interest is payable in whole or in part, in cash or, in lieu of cash, through the issuance of additional PIK Notes valued at 100% of their principal amount. The ability of Holding to pay interest in cash on the PIK Notes is entirely dependent on the ability of the Partnership to distribute available cash, as defined, to Holding for such purpose.

      As of December 31, 1994 the Partnership has elected to issue in lieu of cash a total of $11,756,000 in PIK Notes to satisfy its semi-annual PIK
      Note interest obligation.

      The PIK Notes are structurally subordinate to the Company's Mortgage Notes and any other indebtedness of the Partnership and are secured by a pledge of Holding's 99% equity interest in the Partnership. The indenture to which the PIK Notes were issued (the "PIK Note Indenture") contains covenants prohibiting Holding from incurring additional indebtedness and engaging in other activities, and other covenants restricting the activities of the Partnership substantially similar to those set forth in the Mortgage Note Indenture. The PIK Notes and the Warrants are non-recourse to the Partners of Holding, including Trump, and to all other persons and entities (other than Holding). Upon an event of default, holders of PIK Notes or Warrants will have recourse only to the assets of Holding which consist solely of its equity interest in the Partnership.

  (C) Interest on these notes are payable with interest rates ranging from 10.0% to 11.0%. The notes are due at various dates between 1995 and 1998 and are secured by real property.

      The aggregate maturities of long-term debt in each of the years subsequent to 1994 are:

             1995          $  2,969,000
             1996               548,000
             1997             2,012,000
             1998               433,000
             1999                     -
             Thereafter     400,221,000
                           ------------
                           $406,183,000
                           ============

  (4)  LEASES

  The Partnership leases property (primarily land), certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 1994, 1993 and 1992 was $3,613,000, $4,338,000 and $4,361,000,
  respectively, of which $1,900,000, $2,513,000 and $2,127,000, respectively, relates to affiliates of the Partnership.

  Future minimum lease payments under the noncancelable operating leases are as follows:

                                       Amounts
                                     Relating to
                         Total       Affiliates
                     -------------  -------------

       1995           $  6,445,000   $  2,125,000
       1996              6,670,000      2,350,000
       1997              6,670,000      2,350,000
       1998              5,110,000      2,350,000
       1999              3,550,000      2,350,000
       Thereafter      270,633,000    191,250,000
                      ------------   ------------
                      $299,078,000   $202,775,000
                      ============   ============

  Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms. At December 31, 1994, the aggregate option price for these leases was approximately $58,000,000.

  In October 1993, the Partnership assumed the Boardwalk Expansion Site Lease and related expenses which are included in the above lease commitment amounts. In connection with the Offerings, the Partnership acquired a five-year option to purchase the Boardwalk Expansion Site. See "Note 6 to the Financial Statements --Commitments and Contingencies -- The Boardwalk Expansion Site."

  (5) EXTRAORDINARY GAIN (LOSS) AND NON-OPERATING EXPENSE

  The excess of the carrying value of a note obligation over the amount of the settlement payment net of related prepaid expenses in the amount of $4,120,000 has been reported as an extraordinary gain for the year ended December 31, 1993.

  The extraordinary loss for the year ended December 31, 1992 consists of the effect of stating the Bonds and Preferred Stock issued at fair value as compared to the carrying value of these securities and the write off of certain deferred financing charges and costs.

  Non-operating expense in 1992 included $1,462,000 of legal expenses relating to litigation associated with the Boardwalk Expansion Site. In 1994 and 1993 these costs included $4,931,000 and $3,873,000, respectively, in costs associated with the Boardwalk Expansion Site (see Note 6-Commitments and Contingencies Future Expansion), net of miscellaneous non-operating credits.

  (6)  COMMITMENTS AND CONTINGENCIES

   Casino License Renewal

  The operation of an Atlantic City hotel and casino is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "Act"), the Partnership is required to maintain certain licenses.

  In April 1993, the New Jersey Casino Control Commission ("CCC") renewed the Partnership's license to operate Trump Plaza. This license must be renewed in June 1995, is not transferable and will include a review of the financial stability of the Partnership. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

   Legal Proceedings

  The Partnership, its Partners, certain members of its former Executive Committee, and certain of its employees, have been involved in various legal proceedings. In general, the Partnership has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgements, fines and penalties ) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

  Various legal proceedings are now pending against the Partnership. The Partnership considers all such proceedings to be ordinary litigation incident to the character of its business. The Partnership believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

  The Partnership is also a party to various administrative proceedings involving allegations that it has violated certain provisions of the Act. The Partnership believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or on the ability of the Partnership to otherwise retain or renew any casino or other licenses required under the Act for the operation of Trump Plaza.

   Casino Reinvestment Development Authority Obligations

  Pursuant to the provisions of the Act, the Partnership, commencing twelve months after the date of opening of Trump Plaza in May 1984, and continuing for a period of twenty-five years thereafter, must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues, (as defined in the Casino Control Act). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). The Partnership is required to make quarterly deposits with the CRDA based on 1.25% of its gross revenue. For the years ended December 31, 1994, 1993 and 1992, the Partnership charged to operations $838,000, $1,047,000 and $645,000, respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited.

  In connection with the Boardwalk Expansion Site (see below), the CRDA has approved the use of up to $1,519,000 in deposits made by the Partnership for site improvements. Such deposits are being capitalized as part of property and equipment as funds are appropriated by the CRDA.

   Concentrations of Credit Risks

  In accordance with casino industry practice, the Partnership extends credit to a limited number of casino patrons, after extensive background checks and investigations of credit worthiness. At December 31, 1994 approximately 28% of the Partnership's casino receivables (before allowances) were from customers whose primary residence is outside the United States, with no significant concentration in any one foreign country.

   The Boardwalk Expansion Site

  In 1993, the Partnership received the approval of the CCC, subject to certain conditions, for the expansion of its hotel facilities (the "Boardwalk Expansion Site"). On June 25, 1993, Trump transferred title of the Boardwalk Expansion Site to a lender in exchange for a reduction in indebtedness to such lender in an amount equal to the sum of the fair market value of the Boardwalk Expansion Site and all rent payments made to such lender by Trump under the Boardwalk Expansion Site Lease. At that time, the lender leased the Boardwalk Expansion Site to Trump (the "Boardwalk Expansion Site Lease") for a term of five years, which expires on June 30, 1998, during which time Trump is obligated to pay the lender $260,000 per month in lease payments. In October 1993, the Partnership assumed the Boardwalk Expansion Site Lease and related expenses.

  On June 25, 1993, the Partnership acquired a five-year option to purchase the Boardwalk Expansion Site (the "Boardwalk Expansion Site Purchase Option"). In addition, the Partnership has a right of first refusal upon any proposed sale of all or any portion of the Boardwalk Expansion Site during the term of the Boardwalk Expansion Site Purchase Option. Until such time as the Boardwalk Expansion Site Purchase Option is exercised or expires, the Partnership will be obligated, from and after the date it entered into the Boardwalk Expansion Site Purchase Option, to pay the net expenses associated with the Boardwalk Expansion Site. During 1994, the Partnership incurred $4.9 million of such expenses. Under the Boardwalk Expansion Site Purchase Option, the Partnership has the right to acquire the Boardwalk Expansion Site for a purchase price of $27.0 million through 1995, increasing by $1.0 million annually thereafter until expiration on June 30, 1998. The CCC has required that the Partnership exercise the Boardwalk Expansion Site Purchase Option or its right of first refusal no later than July 1, 1995. The Partnership intends to request a waiver of this requirement; however, no assurance can be given that such waiver will be granted or that any condition imposed by the CCC would be acceptable to the Partnership. If the Partnership defaults in making payments due under the Boardwalk Expansion Site Purchase Option, the Partnership would be liable to the lender for the sum of (a) the present value of all remaining payments to be made by the Partnership pursuant to the Boardwalk Expansion Site Purchase Option during the term thereof and (b) the cost of demolition of all improvements then located on the Boardwalk Expansion Site.

  As of December 31, 1994, the Partnership had capitalized approximately $11.7 million in construction costs related to the Boardwalk Expansion Site including a $1 million consulting fee paid to Trump (Note 8). The Partnership's ability to acquire the Boardwalk Expansion Site pursuant to the Boardwalk Expansion Site Purchase Option is dependent upon its ability to obtain financing to acquire the property. The ability to incur such indebtedness is restricted by the Mortgage Note Indenture and the PIK Note Indenture and requires the consent of certain of Trump's personal creditors. The Partnership's ability to develop the Boardwalk Expansion Site is dependent upon its ability to use existing cash on hand and generate cash flow from operations sufficient to fund development costs. No assurance can be given that such cash on hand will be available to the Partnership for such purposes or that it will be able to generate sufficient cash flow from operations. In addition, exercise of the Boardwalk Expansion Site Purchase Option or the right of first refusal requires the consent of certain of Trump's personal creditors, and there can be no assurance that such consent will be obtained at the time the Partnership desires to exercise the Boardwalk Expansion Site Purchase Option or such right.

  The accompanying consolidated financial statements do not include any adjustments that may be necessary should the Partnership be unable to exercise the Boardwalk Expansion Site Purchase Option.

  (7)  EMPLOYEE BENEFIT PLANS

  The Partnership has a retirement savings plan (the "Plan") for its nonunion employees under Section 401(K) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the Plan and the Partnership will match 50% of an eligible employee's contributions up to a maximum of 4% of the employee's earnings. The Partnership recorded charges of $848,000, $765,000 and $699,000 for matching contributions for the years ended December 31, 1994, 1993 and 1992, respectively.

  The Partnership provides no other material, post-retirement or post-employment benefits.

  (8)  TRANSACTIONS WITH AFFILIATES

   Due to/from Affiliates

  Amounts due to affiliates was $206,000 and $97,000 as of December 31, 1994 and 1993, respectively. The Partnership leases warehouse facility space to Trump Castle Associates. Lease payments of $6,000, $15,000 and $14,000 were received from Trump Castle Associates in 1994, 1993 and 1992, respectively.

  The Partnership leased office space from Trump Taj Mahal Associates, which terminated on March 19, 1993. Lease payments of $30,000 and $138,000 were paid to Trump Taj Mahal Associates in 1993 and 1992, respectively.

  The Partnership leases two parcels of land under long-term ground leases from Seashore Four Associates and Trump Seashore Associates. In 1994, 1993 and 1992, the Partnership paid $900,000, $900,000 and $900,000, respectively, to Seashore Four Associates, and paid $1,000,000, $1,000,000 and $1,000,000 in 1994, 1993 and 1992, respectively, to Trump Seashore Associates.

   Services Agreement

  Pursuant to the terms of a Services Agreement with Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Donald J. Trump, in consideration for services provided, the Partnership pays TPM each year an annual fee of $1.0 million in equal monthly installments, and reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under the Services Agreement, up to certain amounts. Under this Agreement, approximately $1.3 million, $1.2 million and $708,000 was charged to expense for the years ended December 31, 1994, 1993 and 1992, respectively.

   Trump Regency Option

  In December 1993, Trump entered into an option agreement (the "Original Chemical Option Agreement") with Chemical Bank ("Chemical") and ACFH Inc. ("ACFH") a wholly owned subsidiary of Chemical. The Original Chemical Option Agreement granted to Trump an option to purchase (i) the Trump Regency Hotel (including the land, improvements and personal property used in the operation of the hotel) ("Trump Regency") and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which are secured by certain real estate assets located in New York, unrelated to the Partnership.

  The aggregate purchase price payable for the assets subject to the Original Chemical Option Agreement was $60 million. Under the terms of the Original Chemical Option Agreement, $1 million was required to be paid for the option by January 5, 1994. In addition, the Original Chemical Option Agreement provided for an expiration of the option on May 6, 1994, subject to an extension until June 30, 1994 upon payment of an additional $250,000 on or prior to May 6, 1994. The Original Chemical Option Agreement did not allocate the purchase price among the assets subject to the option or permit the option to be exercised for some, but not all of such assets.

  In connection with the execution of the Original Chemical Option Agreement, Trump agreed with the Partnership that, if Trump is able to acquire Trump Regency pursuant to the exercise of the option, he would make Trump Regency available for the sole benefit of the Partnership on a basis consistent with the Partnership's contractual obligations and requirements. Trump further agreed that the Partnership would not be required to pay any additional consideration to Trump in connection with any assignment of the option to purchase Trump Regency. On January 5, 1994, the Partnership obtained the approval of the CCC to make the $1 million payment, which was made on that date.

  On June 16, 1994, Trump, Chemical and ACFH entered into, amended and restated the Original Chemical Option Agreement, (the "First Amended Chemical Option Agreement"). The First Amended Chemical Option Agreement provided for an extension of the expiration of the Option through September 30, 1994, upon payment of $250,000. Such payment was made on June 27, 1994. The First Amended Chemical Option Agreement also provided for a $60 million option price for Trump Regency and one of the Chemical Notes. On August 30, 1994, Trump, Chemical and ACFH entered into an amendment to the First Amended Chemical Option Agreement (the "Second Amended Chemical Option Agreement"). The Second Amended Chemical Option Agreement provides for an extension of the expiration of the Option through March 31, 1995 upon the payment of $50,000 a month for the period October through December 1994, and $150,000 a month for the period January through March 1995. The Partnership received the approval of the CCC and has made such payments.

  As of December 31, 1994, $1,550,000, representing option payments, is included in other assets in the accompanying consolidated balance sheet. If the option is exercised, these amounts are available to offset the $60 million option price.

   Other Payments to Donald J. Trump

  During 1994, the Partnership paid to Trump $1,000,000 under a Construction Management Service Agreement. The payment was made for construction management services rendered by Trump with respect to the Boardwalk Expansion Site. This payment was approved prior to disbursement by the CCC and has been classified in construction in process in the accompanying consolidated balance sheet as of December 31, 1994.

  During 1994, the Partnership also paid Trump a commission of approximately $572,000 for securing a retail lease at Trump Plaza.

  The commission has been capitalized and is being amortized to expense over the 10-year term of the lease.

  (9) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of the following financial instruments of the Company, Holding and the Partnership approximates fair value, as follows: (a) cash and cash equivalents, accrued interest receivables and payables are based on the short term nature of these financial instruments. (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

  The estimated fair values of other financial instruments are as follows:


                                         December 31, 1994
                                         -----------------
                              Carrying  Amount       Fair Value
                              ---------------      --------------
  12 1/2% PIK                 $  73,987,000         $  51,791,000

  10 7/8% Mortgage Notes      $ 326,234,000         $ 247,122,000

  The fair values of the PIK and Mortgage Notes are based on quoted market prices obtained by the Partnership from its investment advisor.

There are no quoted market prices for other notes payable and a reasonable estimate could not be made without incurring excessive costs.

                                                         SCHEDULE II


                       TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                  Balance at    Charged to     Other      Balance at
                                  Beginning     Costs and     Changes       End of
                                  of Period      Expenses   (Deductions)    Period
                                 ------------   ----------  ------------  ----------
YEAR ENDED DECEMBER 31, 1994
 Allowances for doubtful
  accounts                        $10,616,000   $ 323,000  $(2,446,000)(A) $ 8,493,000
                                  ===========   =========  ===========     ===========

Valuation allowance for
 interest differential on
 CRDA bonds                       $ 2,981,000   $ 838,000  $(1,645,000)(B) $ 2,174,000
                                  ===========   =========  ===========     ===========


YEAR ENDED DECEMBER 31, 1993:
Allowance for doubtful
 accounts                         $14,402,000   $  90,000  $ (3,876,000)(A) $10,616,000
                                  ===========   =========  ============     ===========

Valuation allowance for
 interest differential on
 CRDA bonds                       $ 1,934,000   $1,047,000 $       -        $ 2,981,000
                                  ===========   ========== ===========      ===========


YEAR ENDED DECEMBER 31, 1992:
Allowance for doubtful
 accounts                        $20,231,000    $4,675,000 $(10,504,000)(A) $14,402,000
                                  ==========    =========  ============     ===========

Valuation allowance for
 interest differential on
 CRDA bonds                      $ 1,385,000    $  645,000  $   (96,000)(B)  $1,934,000
                                 ===========    ==========  ===========      ==========


                   (A)  Write-off of uncollectible accounts.

                   (B)  Write-off of allowance applicable to
                         contribution of CRDA deposits.