Form 10-Q
period 1995-06-30
TRUMP PLAZA FUNDING INC
filed 1995-08-14
CIK 791445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended:  June 30, 1995


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period _______________ to ______________.

Commission file number:  000-20219

                           TRUMP PLAZA FUNDING, INC.
             (Exact name of Registrant as specified in its charter)

          NEW JERSEY                                           13-3339198
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

Mississippi Avenue and the Boardwalk
Atlantic City, New Jersey                                        08401
(Address of principal executive                                (Zip Code)
 offices)

                                 (609) 441-6526
              (Registrant's telephone number, including area code)


Commission file number:  033-58608

                         TRUMP PLAZA HOLDING ASSOCIATES
             (Exact name of Registrant as specified in its charter)

          NEW JERSEY                                           22-3213714
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

Mississippi Avenue and the Boardwalk
Atlantic City, New Jersey                                        08401
(Address of principal executive                                (Zip Code)
 offices)
                                 (609) 441-6526
              (Registrant's telephone number, including area code)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-Q, continued

Commission file number:  033-04604-01

                             TRUMP PLAZA ASSOCIATES
             (Exact name of Registrant as specified in its charter)

          NEW JERSEY                                           22-3241643
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

Mississippi Avenue and the Boardwalk
Atlantic City, New Jersey                                         08041

                                 (609) 441-6526
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ___


The number of outstanding shares of Trump Plaza Funding, Inc.'s, common stock as of August 14, 1995, was 100.


                    Total number of pages in this Report: 29

                           Exhibits begin on page: 25

         TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                               INDEX TO FORM 10-Q
                                                                          Page
Number
------
PART I -- FINANCIAL INFORMATION
ITEM 1 -- Financial Statements

Condensed Balance Sheets of Trump Plaza Funding,Inc.
as of June 30, 1995 (unaudited) and December 31, 1994                        1

Condensed Statements of Income of Trump Plaza Funding, Inc.
for the Three Months and Six Months Ended
June 30, 1995 and 1994 (unaudited)                                           2

Condensed Statements of Cash Flows of Trump Plaza
Funding, Inc. for the Six Months Ended June 30, 1995
and 1994 (unaudited)                                                         3

Condensed Consolidated Balance Sheets of Trump Plaza Holding
Associates and Trump Plaza Associates as of June 30, 1995
(unaudited) and December 31, 1994                                            4

Condensed Consolidated Statements of Operations of Trump Plaza
Holding Associates and Trump Plaza Associates for the Three
Months and Six Months Ended June 30, 1995 and 1994 (unaudited)               5

Condensed Consolidated Statement of Capital (Deficit) of Trump
Plaza Holding Associates and Trump Plaza Associates for the
Six Months Ended June 30, 1995 (unaudited)                                   6

Condensed Consolidated Statements of Cash Flows of Trump Plaza
Holding Associates and Trump Plaza Associates for the Six Months Ended
June 30, 1995 and 1994 (unaudited)                                           7

Notes to Condensed Financial Statements of Trump Plaza Funding, Inc.,
Trump Plaza Holding Associates and Trump Plaza Associates                 8-11

ITEM 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      11-14

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                              14-17
ITEM 2 -- Changes in Securities                                             17
ITEM 3 -- Defaults upon Senior Securities                                   17
ITEM 4 -- Submission of Matters to a Vote of Security Holders               18
ITEM 5 -- Other Information                                                 18
ITEM 6 -- Exhibits and Reports on Form 8-K                                  18

Signature - Trump Plaza Funding, Inc.                                       19

Signature - Trump Plaza Holding Associates                                  20

Signature - Trump Plaza Associates                                          21

                         PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                           TRUMP PLAZA FUNDING, INC.
                            CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                        June 30,    December 31,
                                                          1995           1994
                                                         --------      --------
                                                       (unaudited)
                                     ASSETS

CURRENT ASSETS:

Cash                                                     $      2      $      2
Mortgage Interest Receivable                                1,495         1,495
                                                         --------      --------

    Total Current Assets                                    1,497         1,497

Mortgage Note Receivable                                  326,437       326,234
Receivable From Partnership                                 3,822         3,822
                                                         --------      --------

  Total Assets                                           $331,756      $331,553
                                                         ========      ========

                            LIABILITIES AND CAPITAL

CURRENT LIABILITIES:

Accrued Interest Payable                                 $  1,495      $  1,495
                                                         --------      --------

  Total current liabilities                                 1,495         1,495

10 7/8% Mortgage Bonds, net of
  discount due 2001                                       326,437       326,234
Deferred Income Taxes Payable                               3,822         3,822
                                                         --------      --------

  Total Liabilities                                       331,754       331,551
                                                         --------      --------

Common Stock, $.01 par value, 1,000
  shares authorized, 100 shares issued
  and outstanding                                            --            --

Additional Paid in Capital                                      2             2

Retained Earnings                                            --            --
                                                         --------      --------

  Total Liabilities and Capital                          $331,756      $331,553
                                                         ========      ========


                 The accompanying notes are an integral part of
                        these condensed balance sheets.

                           TRUMP PLAZA FUNDING, INC.
                         CONDENSED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (unaudited)
                                 (in thousands)


                                      For the Three             For the Six
                                       Months Ended             Months Ended
                                          June 30,                June 30,
                                    --------------------    -------------------
                                      1995        1994        1995       1994
                                    --------    --------    --------   --------
Interest Income From Plaza
  Associates                        $  9,075    $  9,064    $ 18,147   $ 18,126
Interest Expense                      (9,075)     (9,064)    (18,147)   (18,126)
                                    --------    --------    --------   --------

Income Before Provision for Taxes       --          --          --         --

Provision for Income Taxes              --          --          --         --
                                    --------    --------    --------   --------

  Net Income                        $   --      $   --      $   --     $   --
                                    ========    ========    ========   ========

                           TRUMP PLAZA FUNDING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (unaudited)
                                 (in thousands)


                                                           1995          1994
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                               $   --        $   --
Adjustments to Reconcile Net Income
  To Net Cash Flows Provided by
  (Used In) Operating Activities:
Accretion of discount on indebtedness                         203           182
                                                         --------      --------

Net Cash Flows Provided by Operating Activities               203           182
                                                         --------      --------



CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in Mortgage Note Receivable                         (203)         (182)
                                                         --------      --------

Net Cash Flows Used In
  Financing Activities                                       (203)         (182)
                                                         --------      --------

Net Change in Cash                                           --            --

Cash at Beginning of Year                                       2             2
                                                         --------      --------

Cash at June 30,                                         $      2      $      2
                                                         ========      ========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                       TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          June 30,  December 31,
                                                            1995        1994
                                                          ---------   ---------
                                                         (unaudited)
                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                               $  10,490   $  11,144
  Receivables, net                                            8,563       6,797
  Inventories                                                 3,531       3,657
  Advances to affiliates, net                                   349        --
  Other current assets                                        5,601       4,280
                                                          ---------   ---------

    Total current assets                                     28,534      25,878


PROPERTY AND EQUIPMENT, net                                 366,915     298,354
LAND RIGHTS                                                  29,504      29,688
OTHER ASSETS                                                 17,162      21,723
                                                          ---------   ---------

    Total Assets                                          $ 442,115   $ 375,643
                                                          =========   =========

                            LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt                    $   2,912   $   2,969
  Accounts payable and accrued expenses                      28,578      26,782
  Accrued interest payable                                    1,497       1,871
  Due to affiliate, net                                        --           206
                                                          ---------   ---------

    Total Current Liabilities                                32,987      31,828

LONG-TERM DEBT, net of discount and current
  maturities                                                331,068     403,214
DISTRIBUTION PAYABLE TO
  TRUMP PLAZA FUNDING, INC.                                   3,822       3,822
DEFERRED STATE INCOME TAXES                                     359         359
                                                          ---------   ---------

    Total Liabilities                                       368,236     439,223
                                                          ---------   ---------

CAPITAL:
  Partners' Equity (Deficit)                                 68,087     (78,772)
  Retained Earnings                                           5,792      15,192
                                                          ---------   ---------


    Total Capital (Deficit)                                  73,879     (63,580)
                                                          ---------   ---------

    Total Liabilities and Capital                         $ 442,115   $ 375,643
                                                          =========   =========


                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                       TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (unaudited)
                                 (in thousands)

                                              For the Three             For the Six
                                              Months Ended              Months Ended
                                                June 30,                  June 30,
                                        ----------------------    ----------------------
                                          1995         1994         1995         1994
                                        ---------    ---------    ---------    ---------
Revenues:
  Gaming                                $  73,589    $  67,338    $ 139,311    $ 121,495
  Rooms                                     4,908        4,831        8,806        8,462
  Food and Beverage                        10,630        9,803       20,889       18,186
  Other                                     1,984        2,024        3,765        3,844
                                        ---------    ---------    ---------    ---------

     Gross Revenues                        91,111       83,996      172,771      151,987

Less - Promotional
  Allowances                                8,960        8,167       16,517       15,155
                                        ---------    ---------    ---------    ---------

     Net Revenues                          82,151       75,829      156,254      136,832
                                        ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
  Gaming                                   39,906       35,007       76,691       66,119
  Rooms                                       630          744        1,310        1,426
  Food and Beverage                         4,557        4,328        9,006        7,859
  General and Administrative               17,243       17,445       33,993       35,948
  Depreciation and Amortization             3,744        3,919        7,836        7,841
  Other                                       788          949        1,621        1,789
                                        ---------    ---------    ---------    ---------

Total Costs and Expenses                   66,868       62,392      130,457      120,982
                                        ---------    ---------    ---------    ---------

     Income from operations                15,283       13,437       25,797       15,850
                                        ---------    ---------    ---------    ---------

NON-OPERATING EXPENSE (NET):

  Interest income                             297          214          470          316
  Interest expense                        (12,048)     (12,161)     (24,575)     (24,290)
  Other non-operating expense                (933)      (1,269)      (1,842)      (2,557)
                                        ---------    ---------    ---------    ---------

                                          (12,684)     (13,216)     (25,947)     (26,531)
                                        ---------    ---------    ---------    ---------
Income (Loss) before
  provision (benefit) for
  state income taxes and
  extraordinary loss                        2,599          221         (150)     (10,681)

PROVISION (BENEFIT) FOR STATE
  INCOME TAXES                                206           27         --           (987)
                                        ---------    ---------    ---------    ---------

Income before extraordinary
         items                              2,393          194         (150)      (9,694)

Extraordinary Loss                         (9,250)        --         (9,250)        --
                                        ---------    ---------    ---------    ---------

Net Income (Loss)                       $  (6,857)   $     194    $  (9,400)   $  (9,694)
                                        =========    =========    =========    =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
             CONDENSED CONSOLIDATED STATEMENT OF CAPITAL (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (unaudited)
                                 (in thousands)

                                        Partners'      Retained
                                         Capital       Earnings         Total
                                        ---------      ---------      ---------
Balance,
  December 31, 1994                     $ (78,772)     $  15,192      $ (63,580)

Net Loss                                     --           (9,400)        (9,400)

Contributed Capital - Trump
  Hotels & Casino Resorts
  Holdings, L.P.                          146,859           --          146,859
                                        ---------      ---------      ---------

Balance,
  June 30, 1995                         $  68,087      $   5,792      $  73,879
                                        =========      =========      =========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (unaudited)
                                 (in thousands)

                                                          1995          1994
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (income)                                           $   (9,400)   $   (9,694)
Adjustments to reconcile net (income)
  net cash flows from operating activities-
   Noncash charges-
    Extraordinary Loss                                      9,250          --
    Depreciation and amortization                           7,836         7,841
    Accretion of discounts on indebtedness                    915           925
    Provisions for losses on receivables                      556           170
    Deferred state income taxes                              --            (987)
    Utilization of CRDA credits and donations                 262           253
    Valuation allowance of CRDA investments                   (57)          206
                                                       ----------    ----------
                                                            9,362        (1,286)


    (Increase) decrease in receivables                     (2,322)          170
    Decrease in inventories                                   126            91
    (Increase) decrease in advances to affiliates            (555)          456
    Increase in other current assets                       (1,321)       (2,017)
    Decrease in other assets                                2,149         1,097
    Increase in accounts payable and
      accrued expenses                                      1,796         5,867
    (Decrease) increase in accrued interest payable          (374)           20
                                                       ----------    ----------
     Net cash flows provided by operating
      activities                                            8,861         4,398
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                   (74,188)      (11,137)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred partnership interest distribution                  --             (53)
Additional borrowings                                       1,930         4,239
Payments and current maturities of long-term debt          (2,370)         (730)
Redemption of PIK Notes                                   (81,746)         --
Contributed Capital-Trump Hotels & Casino
  Resorts Holdings, L.P.                                  146,859          --
                                                       ----------    ----------


    Net cash flows provided by financing activities        64,673         3,456
                                                       ----------    ----------

Net decrease in cash and cash equivalents                    (654)       (3,283)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             11,144        14,393
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS AT JUNE 30,                  $   10,490    $   11,110
                                                       ==========    ==========

CASH INTEREST PAID                                     $   22,495    $   18,283
                                                       ==========    ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

         TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. CONDENSED FINANCIAL STATEMENTS:

The accompanying condensed financial statements include those of Trump Plaza Funding, Inc. ("Plaza Funding"), a New Jersey General Corporation as well as those of Trump Plaza Holding Associates, ("Plaza Holding") a New Jersey General Partnership, and its 99% owned subsidiary, Trump Plaza Associates, ("Plaza Associates") a New Jersey General Partnership, which owns and operates Trump Plaza Hotel and Casino located in Atlantic City, New Jersey. Plaza Funding owns the remaining 1% interest in Plaza Associates. Plaza Holding's sole source of liquidity is distributions in respect of its interest in Plaza Associates.

All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements of Plaza Holding.

The accompanying condensed financial statements have been prepared by Plaza Funding, Plaza Holding and Plaza Associates without audit. In the opinion of Plaza Funding, Plaza Holding and Plaza Associates, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made. Certain prior year amounts have been reclassified to conform with the current period presentation.

The accompanying condensed financial statements have been prepared by Plaza Funding, Plaza Holding and Plaza Associates pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Plaza Funding's, Plaza Holding's and Plaza Associates' Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission.

The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the six months ended June 30, 1995 are not necessarily indicative of the operating results for a full year.

         TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2. PUBLIC OFFERINGS:

On June 12, 1995, Trump Hotels & Casino Resorts, Inc., ("the Company") completed a public offering of 10,000,000 shares of common stock at $14.00 per share (the "Stock Offering") for gross proceeds of $140,000,000. Concurrently with the Stock Offering, Trump Hotels & Casino Resorts Holdings, L.P. ("Trump Holdings") through its subsidiary, Trump Hotels & Casino Resorts Funding, Inc. ("Trump Funding") issued 15 1/2% Senior Secured Notes (the "Senior Secured Notes") for gross proceeds of $155,000,000 (the "Note Offering") collectively with the Stock Offerings referred to as the ("Offerings"). From the proceeds from the Stock Offering, the Company contributed approximately $126,848,000 to Trump Holdings.

Prior to the Offerings, Donald J. Trump ("Trump") was the sole owner of Trump Holdings. Concurrent with the Offerings, Trump contributed all of his beneficial interest in Plaza Associates (consisting of all of the outstanding capital stock of Plaza Funding, a 99% equity interest in Plaza Holding and all of the outstanding capital stock of Trump Plaza Holding, Inc., which owns the remaining 1% equity interest in Plaza Holding). Trump also contributed all of his existing interest and rights to new gaming activities in both emerging and established gaming jurisdictions, including Trump Indiana but excluding the other Trump Casinos, to Trump Holdings.


3. LONG-TERM DEBT:

Long-term debt consists of the following:
                                                  June 30,         December 31,
                                                    1995              1994
                                                ------------       ------------
Plaza Funding:

  10 7/8% Mortgage Notes, due 2001 net
    of unamortized discount of $3,563,000
    and $3,766,000, respectively (A)            $326,437,000       $326,234,000
                                                ============       ============

         TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3. LONG-TERM DEBT CONT.:

Plaza Associates:

  Partnership Note (10 7/8% Mortgage
  Notes, due 2001 net of unamortized
  discount of $3,563,000 and $3,766,000
    respectively)(A)                             $ 326,437,000     $ 326,234,000
  Mortgage notes payable                             4,057,000         5,494,000
  Other notes payable                                3,486,000           468,000
                                                 -------------     -------------
                                                   333,980,000       332,196,000
       Less - Current maturities                     2,912,000         2,969,000
                                                 -------------     -------------
                                                   331,068,000       329,227,000

Plaza Holding:

 PIK Notes (12 1/2% Notes due
 2003 net of discount of $9,769,000)(B)                   --          73,987,000
                                                 -------------     -------------

                                                 $ 331,068,000     $ 403,214,000
                                                 =============     =============

(A)  On June 25, 1993,  Plaza Funding  issued $330,000,000   principal amount of
10 7/8% Mortgage Notes, due 2001 (the "Mortgage Notes"), net of discount of $4,313,000.

(B) On June 25, 1993 Plaza Holding issued $60,000,000 principal amount of 12 1/2% Pay-In-Kind Notes, due 2003 (the "PIK Notes"), together with Warrants to acquire an additional $12,000,000 of PIK Notes at no additional cost (the "Warrants"). The PIK Notes and Warrants were exercised and redeemed on June 12, 1995. Such redemption resulted in the recognition of an extraordinary loss of $9,250,000 relating to the redemption and the write-off of unamortized deferred financing costs.

4. CASINO LICENSE RENEWAL:

The operation of an Atlantic City hotel and casino is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "Act") Plaza Associates is required to maintain certain licenses.

In June 1995, the New Jersey Casino Control Commission ("CCC") renewed Plaza Associates' license to operate Trump Plaza. This license must be renewed in June, 1999, is not transferable and such renewal of the license will include a review of the financial stability of Plaza Associates. Upon revocation, suspension for more than 120 days, or if the CCC fails or refuses to renew such casino license, the Act allows for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

         TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5. TRUMP PLAZA WEST OPTION:

On June 12, 1995, Trump exercised his option to purchase the Trump Regency ("Trump Plaza West"). The option price of $60,000,000 was funded with $58,150,000 from the Offerings and $1,850,000 of previous deposits made by Plaza Associates. Plaza Associates received the property via directed deed.

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash flow from operating activities at Plaza Associates is the principal source of liquidity for Plaza Funding, Plaza Holding and Plaza Associates. During June 1995 Trump Holdings made a capital contribution of $146,859,000 in Plaza Holding and Plaza Associates. This contribution was used to repurchase and redeem all outstanding 12 1/2% Pay-in-Kind notes due 2003 of Plaza Holding and related warrants (together with related accrued interest), purchase Trump Plaza West and reimburse Plaza Associates for construction costs incurred to renovate the former Holiday Inn ("Trump Plaza East".) Funds have been restricted by Trump Holdings for the renovation of Trump Plaza West and further renovation of Trump Plaza East, both of which are scheduled for completion during the first quarter of 1996. With these restricted funds and cash flow from operating activities, management believes that sufficient funds are available to complete the renovations. When the renovations are completed, Plaza Associates will have 133,000 square feet of gaming space, 1,404 hotel rooms and additional restaurant and meeting space.

Capital expenditures of $74,188,000 for the six months ended June 30, 1995 increased approximately $63,051,000, from the comparable period in 1994 and was primarily attributable to the purchase of the Trump Plaza West for $60,000,000. Also expenditures for renovation costs associated with Trump Plaza East were $7,201,000 for the six months ended June 30, 1995 versus $4,321,000 for the comparable period in 1994. These expenditures were funded from cash flow from operating activities.

At June 30, 1995, the Partnership had a combined working capital deficit totalling approximately $4,453,000, compared to a working capital deficit of $5,950,000 at December 31, 1994.

The Mortgage Note Indenture restricts the ability of Plaza Associates to make distributions to its partners, including restrictions relating to the achievement of certain financial ratios. Subject to the satisfaction of these restrictions, Plaza Associates may make distributions to its partners with respect to their Plaza Associates interests.

CAPITAL RESOURCES AND LIQUIDITY CONT'D

The financial information presented below reflects the results of operations of Plaza Associates. Since the Company and Holding have no business operations other than their interest in Plaza Associates, their results of operations are not discussed below.

COMPARISON OF THREE-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994

OPERATING REVENUES AND EXPENSES

Gaming revenues were $73,589,000 for three months ended June 30, 1995, an increase of $6,251,000 or 9.3% from gaming revenues of $67,338,000 for the comparable period in 1994. The increase in gaming revenues consisted of an increase in both table games and slot revenues. While the three months ended June 30, 1994 were adversely affected by construction and management turnover, the increase in gaming revenues in 1995 is also due to an increased level of demand evident in the Atlantic City market generally, as well as to management's marketing and other initiatives, the introduction of new slot machines and table games, the addition of bill acceptors on slot machines, and an increase in casino floor square footage over the comparable period.

Slot revenues were $50,115,000 for the three months ended June 30, 1995, an increase of $5,528,000 or 12.4% from $44,587,000 in 1994.

Table games revenues were $23,474,000 for the three months ended June 30, 1995, an increase of $723,000 or 3.2% from $22,751,000 in the comparable period in 1994. This increase was primarily due to an increase in table games drop (i.e., the dollar value of chips purchased) by 6.8% for the three months ended June 30, 1995, from 1994, offset by a decrease in the table games hold percentage to 14.9% (the percentage of table drop retained by Plaza Associates) for the three months ended June 30, 1995 from 15.4% in the comparable period in 1994.

Other revenues were $17,522,000 for the three months ended June 30, 1995, an increase of $864,000 or 5.2% from other revenues of $16,658,000 in the comparable period in 1994. Other revenues include revenues from rooms, food and beverage and miscellaneous items. The increase primarily reflects increases in food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

Promotional allowances were $8,960,000 for the three months ended June 30, 1995, an increase of $793,000 or 9.7% from promotional allowances of $8,167,000 in 1994. This increase is primarily attributable to an increase in gaming activity during the three months ended June 30, 1995.

Gaming costs and expenses were $39,906,000 for the three months ended June 30, 1995, an increase of $4,899,000 or 14.0% from gaming costs and expenses of $35,007,000 for the comparable period in 1994. This increase was primarily due to increased promotional and operating expense and taxes associated with increased levels of gaming revenues from the comparable period in 1994.

General and administrative expenses were $17,243,000 for the three months ended June 30, 1995, a decrease of $202,000 or 1.2% from general and administrative expenses of $17,445,000 for the comparable period in 1994. This decrease is primarily the result of cost containment measures.

OPERATING REVENUES AND EXPENSES CONT'D

Income from operations was $15,283,000 for the three months ended June 30, 1995, an increase of $1,846,000 or 13.7% from income from operations of $13,437,000 for the comparable period in 1994.

Other non-operating expense was $933,000 for the three months ended June 30, 1995, a decrease of $336,000 from non-operating expense of $1,269,000 for the comparable period in 1994. This decrease is directly attributable to a net reduction in costs associated with Trump Plaza East.

The extraordinary loss of $9,250,000 for the three months ended June 30, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the redemption of PIK Notes and Warrants on June 12, 1995.

COMPARISON OF SIX-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994

OPERATING REVENUES AND EXPENSES

Gaming revenues were $139,311,000 for six months ended June 30, 1995, an increase of $17,816,000 or 14.7% from gaming revenues of $121,495,000 for the comparable period in 1994. This increase in gaming revenues consisted of an increase in both table games and slot revenues. While the first six months of 1994 were adversely affected by unfavorable winter weather, construction and management turnover, management believes that the increase in gaming revenues in 1995 is also due to an increased level of demand evident in the Atlantic City market generally, as well as management's marketing and other initiatives, the introduction of new slot machines and table games, the addition of bill acceptors on slot machines, and an increase in casino floor square footage.

Slot revenues were $93,419,000 for the six months ended June 30, 1995, an increase of $15,482,000 or 19.9% from $77,937,000 in 1994.

Table games revenues were $45,892,000 for the six months ended June 30, 1995, an increase of $2,334,000 or 5.4%, from $43,558,000 in the comparable period 1994. This increase was primarily due to an increase in table games drop (i.e., the dollar value of chips purchased) by 4.7% for the six months ended June 30, 1995 from 1994.

Other revenues were $33,460,000 for the six months ended June 30, 1995, an increase of $2,968,000 or 9.7%, from other revenues of $30,492,000 in the comparable period in 1994. Other revenues include revenues from rooms, food and beverage and miscellaneous items. The increase primarily reflects increases in food and beverage revenues attendant to increased levels of gaming activity, and increased promotional expenses.

Promotional allowances were $16,517,000 for the six months ended June 30, 1995, an increase of $1,362,000 or 9.0% from promotional allowances of $15,155,000 in 1994. This increase is primarily attributable to an increase in gaming activity during the six-months ended June 30, 1995.

Gaming costs and expenses were $76,691,000 for the six months ended June 30, 1995, an increase of $10,572,000, or 16.0 %, from gaming costs and expenses of $66,119,000 for the comparable period in 1994. This increase was primarily due

OPERATING REVENUES AND EXPENSES CONT'D

to increased promotional and operating expense and taxes associated with increased levels of gaming revenues from the comparable period in 1994.

General and administrative expenses were $33,993,000 for the six months ended June 30, 1995, a decrease of $1,955,000 or 5.4% from general and administrative expenses of $35,948,000 for the comparable period in 1994. This decrease is primarily the result of cost containment measures.

Income from operations was $25,797,000 for the six months ended June 30, 1995, an increase of $9,947,000, or 62.8% from income from operations of $15,850,000 for the comparable period in 1994.

Other non-operating expense was $1,842,000 for the six months ended June 30, 1995, a decrease of $715,000 from non-operating expense of $2,557,000 for the comparable period in 1994. This decrease is directly attributable to a net reduction in costs associated with the Boardwalk Expansion Site.

The extraordinary loss of $9,250,000 for the six months ended June 30, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the redemption of PIK Notes and Warrants on June 12, 1995.

PART II - OTHER INFORMATION

Item 1 -- LEGAL PROCEEDINGS

General

Plaza Associates, its partners, certain members of its former Executive Committee, and certain of its employees, have been involved in various legal proceedings. In general, Plaza Associates has agreed to indemnify such persons and entities, against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

Trump Plaza East

From monies made available to it, the Casino Reinvestment Development Authority (the "CRDA") is required to set aside $100 million for investment in hotel development projects in Atlantic City undertaken by casino licensees which result in the construction or rehabilitation of at least 200 hotel rooms by December 31, 1996. These investments are to fund up to 35% of the cost to casino licensees of such projects. Plaza Associates made application for such funding to the CRDA with respect to its proposed construction and rehabilitation of the Trump Plaza East hotel rooms and related Boardwalk and second level facilities, proposed demolition of an existing hotel expansion structure attached thereto and development of an appurtenant public park, roadway and parking area on the site thereof and proposed acquisition of the entire project site.

Trump Plaza East Cont'd

The CRDA, in rulings through January 10, 1995, approved the hotel development project and, with respect to same, reserved to Plaza Associates the right to take investment tax credits in an amount equal to 27% ($14.1 million) of $52.4 million of eligible estimated project development costs. In October 1994, following a September 1994 CCC ruling authorizing same, Plaza Associates advised the CRDA of its intention to, without affecting either the project development costs or the tax credits, locate approximately 15,000 square feet of casino space on the second floor of Trump Plaza East and was advised by the CRDA that its proposed use of such space would not affect the approval of the hotel development project.

As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated five condemnation proceedings in the Superior Court of New Jersey, Atlantic County, to acquire certain small parcels of land within the project site. The defendants in three of those matters, with respect to parcels which impact only the public park and parking areas, Casino Reinvestment Development Authority v. Banin, et al., Docket No. ATL-L-2676-94, Casino Reinvestment Development Authority v. Sabatini, et al., Docket No. ATL-L-2976-94, and Casino Reinvestment Development Authority v. Coking, et al., Docket No. ATL-L-2974-94, asserted numerous defenses to the condemnation complaints and filed counterclaims against CRDA and third-party complaints against Plaza Associates alleging, inter alia, an improper exercise of CRDA power for private purposes and conspiracy between the CRDA and Plaza Associates. After the filing of briefs and a hearing, a New Jersey Superior Court Judge issued an opinion that the Trump Plaza East acquisition and renovation was not eligible for CRDA funding and, as a result, the CRDA could not exercise its power of eminent domain because the project included casino floor space. The court, by order dated April 18, 1995, dismissed the condemnation complaints with prejudice. On April 17, the same Judge dismissed the counter claims and third-party complaints without prejudice. Notices of appeal were filed with the New Jersey Superior Court, Appellate Division on April 21, 1995 by the CRDA and on April 24, 1995 by Plaza Associates. On May 1, 1995, the Casino Association of New Jersey ("CANJ") on behalf of its members, 11 of the 12 Atlantic City casino hotels, filed a motion to intervene or, in the alternative, for leave to appear as an amicus curiae. The Appellate Division granted the motion of the CANJ to intervene in this matter. Briefs have been filed by all parties and the matter is now waiting for the scheduling of oral argument.

The completion of the planned renovations of Trump Plaza East is not dependent upon the utilization of CRDA funding or upon the CRDA's acquisition of the real estate subject to the condemnation proceedings. Plaza Associates intends to pursue this appeal vigorously and believes it will be successful, based in part on the March 29, 1995 opinion of the New Jersey Office of Legislative Services ("OLS"), which serves as legal counsel to the New Jersey State Legislature, that N.J.S.A. 5:12-173.8 empowered the CRDA to approve and fund projects such as Trump Plaza East and, in part, on the fact that Section 173.8 expressly exempts hotel development projects from the statutory limitation with respect to any CRDA investment or project which directly and exclusively benefits the casino hotel or related facility.

Trump Plaza East Cont'd

In a related matter, Vera Coking, et al. v. Atlantic City Planning Board and Trump Plaza Associates, Docket No. ATL-L-339-94, the Atlantic City Planning Boards's approval of the Trump Plaza East renovation was challenged on various grounds. In July 1994, a New Jersey Superior Court Judge upheld the Atlantic City Planning Board approvals with respect to the hotel renovation component of Trump Plaza East and the new roadway but invalidated the approval of the valet parking lot and the public park because Plaza Associates lacked site control with respect to the small parcels of land CRDA sought to condemn. Plaintiff appealed the court's decision upholding the approval of the hotel renovation and new roadway and Plaza Associates cross-appealed the court's decision invalidating the approval of the public park and valet parking area. The appeals are pending in the Superior Court of New Jersey, Appellate Division, Docket No. A-1511-94-T1. Plaza Associates received land-use approval for the valet parking area after deletion of the small parcels. In another related matter, Josef Banin and Vera Coking v. Atlantic City Planning Board and Trump Plaza Associates, Docket No. L-2188-95, the land-use approval for this area has been challenged on various grounds. Plaza Associates recently filed its answer to the complaint.

Penthouse Litigation

On April 3, 1989, BPHC Acquisition, Inc. and BPHC Parking Corp. (collectively, "BPHC") filed a third-party complaint (the "Complaint") against Plaza Associates and Trump. The Complaint arose in connection with the action entitled Boardwalk Properties, Inc. and Penthouse International Ltd. v. BPHC Acquisition, Inc. and BPHC Parking Corp., which was instituted on March 20, 1989 in the New Jersey Superior Court, Chancery Division, Atlantic County.

The suit arose in connection with the conditional sale by Boardwalk Properties, Inc. ("BPI") (or, with respect to certain of the property, BPI's agreement to sell) to Trump of BPI's fee and leasehold interest in (i) Trump Plaza East, (ii) an approximately 4.2-acre parcel of land located on Atlantic Avenue, diagonally across from Trump Plaza Parking garage (the "Columbus Plaza Site") which was then owned by an entity in which a 50% of the interest were each owned by BPHC and BPI and (iii) an additional 1,462-square foot parcel of land located within the area of Trump Plaza East (the "Bongiovanni Site"). Prior to BPI entering into its agreement with Trump, BPI had entered into agreements with BPHC which provided, among other things, for the sale to BPHC of Trump Plaza East, as well as BPI's interest in the Columbus Plaza Site, assuming that certain contingencies were satisfied by a certain date. Additionally, by agreement between BPHC and BPI, in the event BPHC failed to close on Trump Plaza East, BPHC would convey to BPI the Bongiovanni Site. Upon BPHC's failure to close on Trump Plaza East, BPI entered into its agreement with Trump pursuant to which it sold Trump Plaza East to Trump and instituted a lawsuit against BPHC for specific performance to compel BPHC to transfer to BPI, BPHC's interest in the Columbus Plaza and Bongiovanni Sites, as provided for in the various agreements between BPHC and BPI and in the agreement between BPI and Trump.

Penthouse Litigation Cont'd

The Complaint alleged that Plaza Associates and/or Trump engaged in the following activities: civil conspiracy, violations or the New Jersey Antitrust Act, violations of the New Jersey RICO statute, malicious interference with contractual relations, malicious interference with prospective economic advantage, inducement to breach a fiduciary duty and malicious abuse of process. The relief sought in the Complaint included, among other things, compensatory damages, punitive damages, treble damages, injunctive relief, the revocation of all Plaza Associates' and Trump's casino licenses, the revocation of Plaza Associates' current Certificate of Partnership, the revocation of any other licenses of permits issued to Plaza Associates and Trump by the State of New Jersey, and a declaration voiding the conveyance by BPI to Trump of BPI's interest in Trump Plaza East, as well as BPI's and/or Trump's right to obtain title to the Columbus Plaza Site.

BPHC and BPI have settled all claims between them. BPHC is pursuing its appeal as to Trump and Plaza Associates but only as to its claims of interference with contract and prospective economic advantage and of inducing BPI to break its fiduciary duty to BPHC. All other claims raised in BPHC's complaint as to Trump and Plaza Associates and dismissed by the October 13, 1993 judgement have been finally determined in favor of Trump and Plaza Associates. Briefs have been filed by BPHC and Trump and Plaza Associates according to the briefing schedule currently in effect.

Other Litigation

Various legal proceedings are now pending against Plaza Associates. Plaza Funding considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. The majority of such claims are covered by liability insurance (subject to applicable deductibles), and Plaza Funding believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of Plaza Funding.

Plaza Associates is also a party to various administrative proceedings involving allegations that it has violated certain provisions of the Casino Control Act. Plaza Funding believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on Plaza Funding or on the ability of Plaza Associates to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of Trump Plaza. At this juncture, the prospects of a favorable outcome in actions described above cannot be assessed. Plaza Associates intends to vigorously contest the allegations made against it.

ITEM 2 -- CHANGES IN SECURITIES

          None

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5 -- OTHER INFORMATION

          On June 12, 1995, Trump Hotels & Casino Resorts, Inc., ("the Company") completed a public offering of 10,000,000 shares of common stock at $14.00 per share (the "Stock Offering") for gross proceeds of $140,000,000. Concurrently with the Stock Offering, Trump Hotels &
          Casino Resorts Holdings, L.P. ("Trump Holdings") through its subsidiary, Trump Hotels & Casino Resorts Funding, Inc. ("Trump Funding") issued 15 1/2% Senior Secured Notes (the "Senior Secured Notes") for gross proceeds of $155,000,000 (the "Note Offering") collectively with the Stock Offerings referred to as the ("Offerings"). From the proceeds from the Stock Offering, the Company contributed approximately $126,848,000 to Trump Holdings. Plaza Associates and Plaza Funding are subsidiaries of the Company.

          In addition, in connection with the Offerings, on June 12, 1995, all outstanding 12 1/2% Pay-in-Kind Notes due 2003 of Plaza Holding were repurchased and redeemed.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.

          a. Exhibits:

             3.8.2 Amendent No. 2 to the Partnership Agreement of Trump Plaza Holding Associates.

          b. Current Reports on Form 8-K:

          The Registrants filed a Report on Form 8-K dated March 30, 1995, describing, under Item 5 thereto, the filing, on March 30, 1995, of Registration Statements by (i) Trump Hotels & Casino Resorts, Inc., in connection with the initial public offering of 10,000,000 shares of its common stock and (ii) Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc., in connection with their offering of senior secured notes with the Securities and Exchange Commission. No financial statements were filed in connection with the Form 8-K.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         TRUMP PLAZA FUNDING, INC.
                                                (Registrant)





Dated: August 14, 1995                     By:/s/Francis X. McCarthy, Jr.
                                              ---------------------------
                                            Francis X. McCarthy, Jr.
                                            Vice President, Chief Financial
                                            Officer and Principal Accounting
                                            Officer
                                            (Duly Authorized Officer and
                                            Chief Accounting Officer)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         TRUMP PLAZA HOLDING ASSOCIATES
                                                  (Registrant)






Dated: August 14, 1995                     By:/s/Francis X. McCarthy, Jr.
                                              ---------------------------
                                            Francis X. McCarthy, Jr.
                                            Chief Financial and Accounting
                                            Officer
                                            (Duly Authorized Officer and
                                            Chief Accounting Officer)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         TRUMP PLAZA ASSOCIATES
                                              (Registrant)





Dated: August 14, 1995                     By:/s/Francis X. McCarthy, Jr.
                                              ---------------------------
                                            Francis X. McCarthy, Jr.
                                            Chief Financial and Accounting
                                            Officer
                                            (Duly Authorized Officer and
                                            Chief Accounting Officer)