Form 10-Q
period 1995-09-30
TRUMP PLAZA FUNDING INC
filed 1995-11-09
CIK 791445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended: September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from_______________ to ______________.

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


Commission file number: 033-04604-01

                             TRUMP PLAZA ASSOCIATES
             (Exact name of registrant as specified in its charter)

                NEW JERSEY                                   22-3241643
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

Mississippi Avenue and the Boardwalk                           08401
Atlantic City, New Jersey                                    (Zip Code)

                                 (609) 441-6526
              (Registrant's telephone number, including area code)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-Q, continued


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]


The number of outstanding shares of Trump Plaza Funding, Inc.'s, common stock as of November 8, 1995, was 100.


                    Total number of pages in this Report: 21

                          TRUMP PLAZA FUNDING, INC. AND
                             TRUMP PLAZA ASSOCIATES
                             INDEX TO FORM 10-Q
                                                                        Page
Number
PART I -- FINANCIAL INFORMATION
ITEM 1 -- Financial Statements

Condensed Balance Sheets of Trump Plaza Funding,Inc.
as of September 30, 1995 (unaudited) and December 31, 1994.                1

Condensed Statements of Income of Trump Plaza Funding, Inc.
for the Three Months and Nine Months Ended September 30, 1995
and 1994 (unaudited).                                                      2

Condensed Statements of Cash Flows of Trump Plaza Funding, Inc.
for the Nine Months Ended September 30, 1995 and 1994 (unaudited).         3

Condensed Consolidated Balance Sheets of Trump Plaza Holding
Associates and Trump Plaza Associates as of September 30, 1995
(unaudited) and December 31, 1994.                                         4

Condensed Consolidated Statements of Operations of Trump Plaza
Holding Associates and Trump Plaza Associates for the Three
Months and Nine Months Ended September 30, 1995 and 1994
(unaudited).                                                               5

Condensed Consolidated Statement of Capital (Deficit) of Trump
Plaza Holding Associates and Trump Plaza Associates for the
Nine Months Ended September 30, 1995 (unaudited).                          6

Condensed Consolidated Statements of Cash Flows of Trump Plaza
Holding Associates and Trump Plaza Associates for the Nine
Months Ended September 30, 1995 and 1994 (unaudited).                      7

Notes to Condensed Financial Statements of Trump Plaza Funding,
Inc., Trump Plaza Holding Associates and Trump Plaza Associates.         8-11

ITEM 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     11-14

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                               14
ITEM 2 -- Changes in Securities                                           15
ITEM 3 -- Defaults upon Senior Securities                                 15
ITEM 4 -- Submission of Matters to a Vote of Security Holders             15
ITEM 5 -- Other Information                                               15
ITEM 6 -- Exhibits and Reports on Form 8-K                                15

Signature - Trump Plaza Funding, Inc.                                     16

Signature - Trump Plaza Associates                                        17

PART I - FINANCIAL INFORMATION
ITEM 1- Financial Statements

                            TRUMP PLAZA FUNDING, INC.
                            CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                 September 30,  December 31,
                                                     1995          1994
                                                 -------------  ------------
                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS:

Cash                                               $      2      $      2
Mortgage Interest Receivable                         10,467         1,495
                                                   --------      --------
         Total Current Assets                        10,469         1,497

Mortgage Note Receivable                            326,543       326,234
Receivable From Partnership                           3,822         3,822
                                                   --------      --------
  Total Assets                                     $340,834      $331,553
                                                   ========      ========

                             LIABILITIES AND CAPITAL

CURRENT LIABILITIES:

Accrued Interest Payable                           $ 10,467      $  1,495
                                                   --------      --------
  Total current liabilities                          10,467         1,495

10 7/8% Mortgage Bonds, net of
  discount due 2001                                 326,543       326,234
Deferred Income Taxes Payable                         3,822         3,822
                                                   --------      --------

  Total Liabilities                                 340,832       331,551
                                                   --------      --------
CAPITAL:

Common Stock, $.01 par value, 1,000
  shares authorized, 100 shares issued
  and outstanding                                       --            --

Additional Paid in Capital                               2             2

Retained Earnings                                       --            --
                                                   --------      --------

  Total Liabilities and Capital                    $340,834      $331,553
                                                   ========      ========



                 The accompanying notes are an integral part of
                        these condensed balance sheets.

                            TRUMP PLAZA FUNDING, INC.
                         CONDENSED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (unaudited)
                                 (in thousands)

                                        For the Three         For the Nine
                                        Months Ended          Months Ended
                                        September 30,         September 30,
                                     -----------------     -------------------
                                      1995       1994        1995       1994
                                      ----       ----        ----       ----
Interest Income From Plaza
  Associates                         $9,078     $9,067     $27,225     $27,193
Interest  Expense                    (9,078)    (9,067)    (27,225)    (27,193)
                                     ------     ------     -------     -------

Income Before Provision for Taxes       --         --          --         --

Provision for Income Taxes              --         --          --         --
                                     ------     ------     -------     ------

  Net Income                         $  --     $   --      $   --     $   --
                                     ======    =======     =======    =======

                  The accompanying notes are an integral part of
                        these condensed financial statements.

                            TRUMP PLAZA FUNDING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (unaudited)
                                 (in thousands)

                                                       1995           1994
                                                     --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                           $  --           $  --
Adjustments to Reconcile Net Income
  To Net Cash Flows Provided by
  Operating Activities:
Accretion of discount on indebtedness                   309             277
Deferred income taxes payable                           --             (180)
                                                     ------          ------
                                                        309              97

Decrease in receivable from partnership                 --              180
Increase in interest receivable                      (8,972)         (8,972)
Increase in interest payable                          8,972           8,972
                                                     ------          ------

Net Cash Flows Provided by Operating Activities         309             277
                                                     ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in Mortgage Note Receivable                   (309)           (277)
                                                     ------          ------
Net Cash Flows Used In
  Financing Activities                                 (309)           (277)
                                                     ------          ------
Net Change in Cash                                      --              --

Cash at Beginning of Year                                 2               2
                                                     ------          ------

Cash at September 30,                                $    2          $    2
                                                     ======          ======

                 The accompanying notes are an integral part of
                        these condensed financial statments.

                       TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                               September 30,       December 31,
                                                   1995                1994
                                               ------------        ------------
                                                (unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $ 20,079           $ 11,144
  Receivables, net                                 12,321              6,797
  Inventories                                       2,598              2,477
  Advances to affiliates, net                         403                --
  Other current assets                              4,765              4,280
                                                 --------           --------

    Total current assets                           40,166             24,698


PROPERTY AND EQUIPMENT, net                       376,116            298,354
LAND RIGHTS                                        29,412             29,688
OTHER ASSETS                                       16,634             22,903
                                                 --------           --------

    Total Assets                                 $462,328           $375,643
                                                 ========           ========

                             LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt           $  2,100           $  2,969
  Accounts payable and accrued expenses            29,255             26,782
  Accrued interest payable                         10,469              1,871
  Due to affiliate, net                               --                 206
                                                 --------           --------

    Total Current Liabilities                      41,824             31,828

LONG-TERM DEBT, net of discount and current
  maturities                                      331,655            403,214
DISTRIBUTION PAYABLE TO
  TRUMP PLAZA FUNDING, INC.                         3,822              3,822
DEFERRED STATE INCOME TAXES                         1,351                359
                                                 --------           --------

    Total Liabilities                             378,652            439,223
                                                 --------           --------

CAPITAL:
  Partners' Equity (Deficit)                       68,087            (78,772)
  Retained Earnings                                15,589             15,192
                                                 --------           --------


    Total Capital (Deficit)                        83,676            (63,580)
                                                 --------           --------

    Total Liabilities and Capital                $462,328           $375,643
                                                 ========           ========

                 The accompanying notes are an integral part of
                        these condensed balance sheets.

                    TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (unaudited)
                                 (in thousands)

                                             For the Three             For the Nine
                                             Months Ended              Months Ended
                                             September 30,             September 30,
                                        ----------------------     ---------------------
                                           1995         1994         1995         1994
                                         -------       -------     --------     --------
 Revenues:
  Gaming                                $  85,188    $  75,573    $ 224,499    $ 197,068
  Rooms                                     5,865        5,552       14,671       14,014
  Food and Beverage                        12,514       11,370       33,403       29,556
  Other                                     3,422        2,714        7,187        6,558
                                        ---------    ---------    ---------    ---------
     Gross Revenues                       106,989       95,209      279,760      247,196

Less - Promotional
  Allowances                               12,094        9,975       28,611       25,130
                                        ---------    ---------    ---------    ---------
     Net Revenues                          94,895       85,234      251,149      222,066
                                        ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
  Gaming                                   45,296       37,981      121,987      104,100
  Rooms                                       431          638        1,741        2,064
  Food and Beverage                         4,777        4,642       13,783       12,501
  General and Administrative               17,080       18,980       51,073       54,928
  Depreciation and Amortization             3,956        3,893       11,792       11,734
  Other                                       935          998        2,556        2,787
                                        ---------    ---------    ---------    ---------
Total Costs and Expenses                   72,475       67,132      202,932      188,114
                                        ---------    ---------    ---------    ---------
     Income from operations                22,420       18,102       48,217       33,952
                                        ---------    ---------    ---------    ---------

NON-OPERATING EXPENSE (NET):
  Interest income                             219          204          689          520
  Interest expense                         (9,844)     (12,281)     (34,419)     (36,571)
  Other non-operating expense              (2,005)      (1,172)      (3,847)      (3,729)
                                        ---------    ---------    ---------    ---------
                                          (11,630)     (13,249)     (37,577)     (39,780)
                                        ---------    ---------    ---------    ---------
Income (Loss) before
  provision (benefit) for
  state income taxes and
  extraordinary loss                       10,790        4,853       10,640       (5,828)

PROVISION (BENEFIT) FOR STATE
  INCOME TAXES                                993          464          993         (523)
                                        ---------    ---------    ---------    ---------
Income before extraordinary
  items                                     9,797        4,389        9,647       (5,305)

Extraordinary Loss                           --           --         (9,250)        --
                                        ---------    ---------    ---------    ---------
Net Income (Loss)                       $   9,797    $   4,389    $     397    $  (5,305)
                                        =========    =========    =========    =========

                 The accompanying notes are an integral part of
                        these condensed financial statements.

                       TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
              CONDENSED CONSOLIDATED STATEMENT OF CAPITAL (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                   (unaudited)
                                 (in thousands)


                                  Partners'       Retained
                                   Capital        Earnings        Total
                                  --------        --------      --------
Balance,
  December 31, 1994               $(78,772)       $15,192       $(63,580)

Net Income                            --              397            397

Contributed Capital -- Trump
  Hotels & Casino Resorts
  Holdings, L.P.                   146,859            --         146,859
                                  --------        -------        -------
Balance,
  September 30, 1995              $ 68,087        $15,589       $ 83,676
                                  ========        =======       ========


                 The accompanying notes are an integral part of
                        these condensed financial statements.

                       TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (unaudited)
                                 (in thousands)

                                                        1995        1994
                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $    397     $(5,305)
Adjustments to reconcile net income (loss) to
  net cash flows provided by operating activities--
   Noncash charges--
    Extraordinary Loss                                   9,250         --
    Depreciation and amortization                       11,792      11,734
    Accretion of discounts on indebtedness               1,021       1,412
    Provisions for losses on receivables                   734         357
    Deferred state income taxes                            992        (523)
    Utilization of CRDA credits and donations              445         995
    Valuation allowance of CRDA investments               (790)        227
                                                      --------    --------
                                                        23,841       8,897


    Increase in receivables                             (6,258)       (437)
    Decrease in inventories                                382          10
    (Increase) decrease in advances to affiliates         (609)        375
    Increase in other current assets                      (485)     (2,420)
    Decrease in other assets                             4,470         329
    Increase in accounts payable and
      accrued expenses                                   8,298       1,961
    Increase in accrued interest payable                 2,773      11,102
                                                      --------    --------
    Net cash flows provided by operating
      activities                                        32,412      19,817
                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                (86,612)    (14,611)
                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred partnership interest distribution                --         (233)
Additional borrowings                                    1,928       4,348
Payments of debt                                        (3,906)     (1,555)
Redemption of PIK Notes                                (81,746)        --
Contributed Capital-Trump Hotels & Casino
  Resorts Holdings, L.P.                               146,859         --
                                                     --------     --------

    Net cash flows provided by financing activities     63,135       2,560
                                                     --------     --------
Net increase in cash and cash equivalents                8,935       7,766

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          11,144      14,393
                                                      --------    --------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,            $ 20,079    $ 22,159
                                                      ========    ========
CASH INTEREST PAID                                    $ 22,848    $ 18,445
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

          TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. CONDENSED FINANCIAL STATEMENTS:

The accompanying condensed financial statements include those of Trump Plaza Funding, Inc. ("Plaza Funding"), a New Jersey corporation as well as those of Trump Plaza Holding Associates, ("Plaza Holding") a New Jersey General
Partnership, and its 99% owned subsidiary, Trump Plaza Associates, ("Plaza Associates") a New Jersey General Partnership, which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey. Plaza Funding owns the remaining 1% interest in, and is the managing general partner of, Plaza Associates. Plaza Holding's sole source of liquidity is distributions in respect of its interest in Plaza Associates.

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

The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the operating results for a full year.

          TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.  PUBLIC OFFERINGS:

On June 12, 1995, Trump Hotels & Casino Resorts, Inc., ("the Company") completed a public offering of 10,000,000 shares of common stock at $14.00 per share (the "Stock Offering") for gross proceeds of $140,000,000. Concurrently with the Stock Offering, Trump Hotels & Casino Resorts Holdings, L.P. ("Trump Holdings") together with its subsidiary, Trump Hotels & Casino Resorts Funding, Inc. ("Trump Funding") issued 15-1/2% Senior Secured Notes (the "Senior Secured Notes") for gross proceeds of $155,000,000 (the "Note Offering" and, together with the Stock Offerings, the "Offerings"). From the proceeds from the Stock Offering, the Company contributed approximately $126,848,000 to Trump Holdings. Trump Holdings subsequently contributed $146,859,000 to Plaza Holding.

Prior to the Offerings, Donald J. Trump ("Trump") was the sole owner of Trump Holdings. Concurrent with the Offerings, Trump contributed to Trump Holdings all of his beneficial interest in Plaza Associates (consisting of all of the outstanding capital stock of Plaza Funding, a 99% equity interest in Plaza Holding and all of the outstanding capital stock of Trump Plaza Holding, Inc. ("Plaza Holdings, Inc.") which owns the remaining 1% equity interest in Plaza Holding). Trump also contributed to Trump Holdings all of his existing interest and rights to new gaming activities in both emerging and established gaming jurisdictions, including Trump Indiana but excluding his interests in the Trump Taj Mahal Casino Resort and Trump's Castle Casino Resort (together, the "Other Trump Casinos").


3.  LONG-TERM DEBT:

Long-term debt consists of the following:
                                             September 30,   December 31,
                                                 1995           1994
                                             ------------    ------------
Plaza Funding:

  10-7/8% Mortgage Notes, due 2001 net
    of unamortized discount of $3,457,000
    and $3,766,000, respectively (A)        $326,543,000    $326,234,000
                                            ============    ============

          TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.  LONG-TERM DEBT CONT.:
                                            September 30,   December 31,
                                                1995           1994
                                            -------------   ------------
Plaza Associates:

  Partnership Note (10-7/8% Mortgage
  Notes, due 2001 net of unamortized
  discount of $3,457,000 and $3,766,000
   respectively  (A)                        $326,543,000    $326,234,000
  Mortgage notes payable                       3,055,000       5,494,000
  Other notes payable                          4,157,000         468,000
                                            ------------    ------------
                                             333,755,000     332,196,000
       Less - Current maturities               2,100,000       2,969,000
                                            ------------    ------------
                                             331,655,000     329,227,000
Plaza Holding:

 PIK Notes (12-1/2% Notes due
 2003 net of discount of $9,769,000)(B)           --          73,987,000
                                            ------------    ------------
                                            $331,655,000    $403,214,000
                                            ============    ============

(A) On June 25, 1993, Plaza Funding issued $330,000,000 principal amount of 10-7/8% Mortgage Notes, due 2001 (the "Mortgage Notes"), net of discount of $4,313,000, and loaned the proceeds to Plaza Associates.

(B) On June 25, 1993 Plaza Holding issued $60,000,000 principal amount of 12-1/2% Pay-In-Kind Notes, due 2003 (the "PIK Notes"), together with Warrants to acquire an additional $12,000,000 of PIK Notes at no additional cost (the "Warrants"). The Warrants were exercised prior to June 12, 1995 and the PIK Notes were repurchased and redeemed on June 12, 1995 from the amounts contributed to Plaza Holding by Trump Holdings (See Note 2). Such repurchase and redemption resulted in the recognition of an extraordinary loss of $9,250,000 relating to the redemption and the write-off of unamortized deferred financing costs.

4.  CASINO LICENSE RENEWAL:

The operation of an Atlantic City hotel and casino is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "Act") Plaza Associates is required to maintain certain licenses.

In June 1995, the New Jersey Casino Control Commission ("CCC") renewed Plaza Associates' license to operate Trump Plaza. This license must be renewed in June 1999, is not transferable, and such renewal of the license will include a review of the financial stability of Plaza Associates. Upon revocation, suspension for more than 120 days, or if the CCC fails or refuses to renew such casino license, the Act allows for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

          TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.  TRUMP REGENCY OPTION:

On June 12, 1995, Trump exercised its option to purchase the Trump Regency ("Trump Plaza Regency Tower".) The option price of $60,000,000 was funded with $58,150,000 from the capital contributed by Trump Holdings (See Note 2), and $1,850,000 of previous deposits made by Plaza Associates. Plaza Associates received the property via directed deed.

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash flows from operating activities at Plaza Associates is the principal source of liquidity for Plaza Funding, Plaza Holding and Plaza Associates. During June 1995, Trump Holdings made a capital contribution of $146,859,000 in Plaza Holding and Plaza Associates. This contribution was used to repurchase and redeem all outstanding 12-1/2% Pay-in-Kind notes due 2003 of Plaza Holding and related warrants (together with related accrued interest), to purchase the Trump Plaza Regency Tower and to fund Plaza Associates for construction costs incurred to renovate the former Holiday Inn ("Trump Plaza East Tower".) Funds have been restricted by Trump Holdings for the renovation of the Trump Plaza Regency Tower and further renovation of the Trump Plaza East Tower, both of which are scheduled for completion during the first quarter of 1996. With these restricted funds and cash flows from operating activities, management believes that sufficient funds are available to complete the renovations. When the renovations are completed, Plaza Associates will have 138,000 square feet of gaming space, 1,404 hotel rooms and additional restaurant and meeting space.

Capital expenditures of $86,612,000 for the nine months ended September 30, 1995 increased approximately $72,001,000, from the comparable period in 1994 and was primarily attributable to the purchase of the Trump Plaza Regency Tower for $60,000,000. Also, expenditures for renovation costs associated with the Trump Plaza East Tower were $14,296,000 for the nine months ended September 30, 1995 versus $5,856,000 for the comparable period in 1994. These expenditures were funded from cash flows from operating activities.

At September 30, 1995, the Partnership had a combined working capital deficit totalling approximately $1,658,000, compared to a working capital deficit of $7,130,000 at December 31, 1994. Included in working capital at September 30, 1995 is a receivable from the Casino Reinvestment Development Authority for reimbursable improvements made to the Trump Plaza East Tower for $4,194,000.

The Mortgage Note Indenture restricts the ability of Plaza Associates to make distributions to its partners, and requires compliance with certain financial ratios. Subject to the satisfaction of these restrictions, Plaza Associates may make distributions to its partners with respect to their Plaza Associates interests.

CAPITAL RESOURCES AND LIQUIDITY CONT'D

The financial information presented below reflects the results of operations of Plaza Associates. Since Plaza Funding and Plaza Holding have no business operations other than their interest in Plaza Associates, their results of operations are not discussed below.

OPERATING REVENUES AND EXPENSES

COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

Gaming revenues were $85,188,000 for three months ended September 30, 1995, an increase of $9,615,000 or 12.7% from gaming revenues of $75,573,000 for the comparable period in 1994. The increase in gaming revenues consisted of an increase in both table games and slot revenues. The increase in gaming revenues in 1995 is due to an increased level of demand evident in the Atlantic City market generally, as well as to management's marketing and other initiatives, the introduction of new slot machines and table games, the addition of bill acceptors on slot machines, and an increase in casino floor square footage over the comparable period.

Slot revenues were $58,899,000 for the three months ended September 30, 1995, an increase of $9,052,000 or 18.2% from $49,847,000 in 1994.

Table games revenues were $26,289,000 for the three months ended September 30, 1995, an increase of $563,000 or 2.2% from $25,726,000 for the comparable period in 1994. Table games drop (i.e., the dollar value of chips purchased) increased by 5.6% for the three months ended September 30, 1995, from 1994, offset by a decrease in the table games hold percentage (the percentage of table drop retained by Plaza Associates) to 14.5% for the three months ended September 30, 1995 from 15.0% in the comparable period in 1994.

Other revenues were $21,801,000 for the three months ended September 30, 1995, an increase of $2,165,000 or 11.0% from other revenues of $19,636,000 in the comparable period in 1994. Other revenues include revenues from rooms, food, beverage and miscellaneous items. The increase primarily reflects increases in food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

Promotional allowances were $12,094,000 for the three months ended September 30, 1995, an increase of $2,119,000 or 21.2% from promotional allowances of $9,975,000 in 1994. This increase is primarily attributable to an increase in gaming activity during the three months ended September 30, 1995.

Gaming costs and expenses were $45,296,000 for the three months ended September 30, 1995, an increase of $7,315,000 or 19.3% from gaming costs and expenses of $37,981,000 for the comparable period in 1994. This increase was primarily due to increased promotional and operating expense and taxes associated with increased levels of gaming revenues from the comparable period in 1994.

General and administrative expenses were $17,080,000 for the three months ended September 30, 1995, a decrease of $1,900,000 or 10.0% from general and administrative expenses of $18,980,000 for the comparable period in 1994. This decrease is primarily the result of cost containment measures.

OPERATING REVENUES AND EXPENSES CONT'D

Income from operations was $22,420,000 for the three months ended September 30, 1995, an increase of $4,318,000 or 23.9% from income from operations of $18,102,000 for the comparable period in 1994.

Other non-operating expense was $2,005,000 for the three months ended September 30, 1995, an increase of $833,000 from non-operating expense of $1,172,000 for the comparable period in 1994. This increase is attributable to costs associated with Trump Regency which ceased hotel operations on September 18, 1995.

COMPARISON OF NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

Gaming revenues were $224,499,000 for nine months ended September 30, 1995, an increase of $27,431,000 or 13.9% from gaming revenues of $197,068,000 for the comparable period in 1994. This increase in gaming revenues consisted of an increase in both table games and slot revenues. While the first nine months of 1994 were adversely affected by unfavorable winter weather and construction and management turnover, management believes that the increase in gaming revenues in 1995 is also due to an increased level of demand evident in the Atlantic City market generally, as well as management's marketing and other initiatives, the introduction of new slot machines and table games, the addition of bill acceptors on slot machines, and an increase in casino floor square footage.

Slot revenues were $152,318,000 for the nine months ended September 30, 1995, an increase of $24,534,000 or 19.2% from $127,784,000 in 1994.

Table games revenues were $72,181,000 for the nine months ended September 30, 1995, an increase of $2,897,000 or 4.2%, from $69,284,000 in the comparable period 1994. Table games drop (i.e., the dollar value of chips purchased) increased by 5.0% for the nine months ended September 30, 1995 from 1994.

Other revenues were $55,261,000 for the nine months ended September 30, 1995, an increase of $5,133,000 or 10.2%, from other revenues of $50,128,000 in the comparable period in 1994. Other revenues include revenues from rooms, food, beverage and miscellaneous items. The increase primarily reflects increases in food and beverage revenues attendant to increased levels of gaming activity and increased promotional expenses.

Promotional allowances were $28,611,000 for the nine months ended September 30, 1995, an increase of $3,481,000 or 13.9% from promotional allowances of $25,130,000 in 1994. This increase is primarily attributable to an increase in gaming activity during the nine months ended September 30, 1995.

Gaming costs and expenses were $121,987,000 for the nine months ended September 30, 1995, an increase of $17,887,000, or 17.2 %, from gaming costs and expenses of $104,100,000 for the comparable period in 1994. This increase was primarily due to increased promotional and operating expense and taxes associated with increased levels of gaming revenues from the comparable period in 1994.

OPERATING REVENUES AND EXPENSES CONT'D

General and administrative expenses were $51,073,000 for the nine months ended September 30, 1995, a decrease of $3,855,000 or 7.0% from general and administrative expenses of $54,928,000 for the comparable period in 1994. This decrease is primarily the result of cost containment measures.

Income from operations was $48,217,000 for the nine months ended September 30, 1995, an increase of $14,265,000, or 42.0% from income from operations of $33,952,000 for the comparable period in 1994.

Other non-operating expense was $3,847,000 for the nine months ended September 30, 1995, an increase of $118,000 from non-operating expense of $3,729,000 for the comparable period in 1994. This increase is attributable to costs associated with the Trump Plaza East Tower.

The extraordinary loss of $9,250,000 for the nine months ended September 30, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the repurchase and redemption of PIK Notes and Warrants on June 12, 1995.

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

          None

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5 -- OTHER INFORMATION

          None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.

          a. Exhibits:

          None

          b. Current Reports on Form 8-K:

          The Registrants did not file any reports on Form 8-K during the period beginning July 1, 1995 and ending September 30, 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRUMP PLAZA FUNDING, INC.
                                                   (Registrant)




Dated:  November 8, 1995                   By:/s/FRANCIS X. MC CARTHY, JR.
                                           -------------------------------
                                           Francis X. McCarthy, Jr.
                                           Vice President, Chief Financial
                                           Officer and Principal Accounting
                                           Officer
                                           (Duly Authorized Officer and
                                           Chief Accounting Officer)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRUMP PLAZA ASSOCIATES
                                                  (Registrant)





Dated: November 8, 1995                    By:/s/FRANCIS X. MC CARTHY, JR.
                                           -------------------------------
                                           Francis X. McCarthy, Jr.
                                           Chief Financial and Accounting
                                           Officer
                                           (Duly Authorized Officer and
                                           Chief Accounting Officer)