Form 10-K
period 1995-12-31
TRUMP PLAZA FUNDING INC; TRUMP PLAZA ASSOCIATES
filed 1996-03-27
CIK 791445, 791446

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from     to

                          COMMISSION FILE NO.: 2-0219

                           TRUMP PLAZA FUNDING, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEW JERSEY                              13-3339198
   (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)

MISSISSIPPI AVENUE AND THE BOARDWALK
      ATLANTIC CITY, NEW JERSEY                         08401
   (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
              OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 441-6060

                            TRUMP PLAZA ASSOCIATES
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEW JERSEY                              22-3241643
   (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)

MISSISSIPPI AVENUE AND THE BOARDWALK
      ATLANTIC CITY, NEW JERSEY                         08401
   (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
              OFFICES)

Registrant's telephone number, including area code: (609) 441-6060

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

  The aggregate market value of the voting stock of Trump Plaza Funding, Inc.
held by non-affiliates as of March 25, 1996 was approximately:   $0

  Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X   No

  As of March 25, 1996, there were 100 shares of Trump Plaza Funding, Inc.'s Common Stock outstanding.

  Documents Incorporated by Reference--Not applicable.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

 ITEM                                                                     PAGE
 ----                                                                     ----
 PART I.................................................................    1
 ITEM 1.   BUSINESS....................................................     1
 ITEM 2.   PROPERTIES..................................................    21
 ITEM 3.   LEGAL PROCEEDINGS...........................................    25
 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    27
 PART II................................................................   28
 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.........................................    28
 ITEM 6.   SELECTED FINANCIAL DATA.....................................    29
 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................    30
 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    35
 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................    59
 PART III...............................................................   59
 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    59
 ITEM 11.  EXECUTIVE COMPENSATION......................................    63
 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................    71
 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    71
 PART IV................................................................   73
 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K....................................................    73

                                    PART I

ITEM 1. BUSINESS.

RECENT EVENTS

  Trump Plaza Funding, Inc., a New Jersey corporation ("Plaza Funding") and Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates" and, together with Plaza Funding, the "Registrants") are each wholly owned subsidiaries of Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings") of which Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR") is currently a general partner and Donald J. Trump ("Trump") is currently a limited partner. Plaza Associates owns and operates the Trump Plaza Hotel and Casino in Atlantic City, New Jersey ("Trump Plaza"). Pursuant to the Agreement and Plan of Merger, dated as of January 8, 1996, among THCR, Taj Mahal Holding Corp., a Delaware corporation ("Taj Holding") and THCR Merger Corp., a Delaware corporation and a wholly owned subsidiary of THCR ("Merger Sub"), as amended by Amendment to Agreement and Plan of Merger, dated as of January 31, 1996 (the "Merger Agreement"), Merger Sub will be merged with and into Taj Holding (the "Merger"), with Taj Holding as the Surviving Corporation. As a result of the Merger and the related transactions discussed below, THCR Holdings will indirectly wholly own Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), the owner and operator of the Trump Taj Mahal Casino Resort in Atlantic City, New Jersey (the "Taj Mahal"). If the Merger is approved and consummated, each share of Class A Common Stock, par value $.01 per share, of Taj Holding ("Taj Holding Class A Common Stock") issued and outstanding prior to the effective time of the Merger (other than treasury stock held by Taj Holding, shares owned by any direct or indirect subsidiary of Taj Holding and dissenting shares) will be converted into the right to receive, at each holder's election, either (a) $30.00 in cash ("Cash Consideration") or (b) that number of shares of Common Stock, par value $.01 per share, of THCR ("THCR Common Stock") as is determined by dividing $30.00 by the Market Value ("Stock Consideration" and, together with Cash Consideration, "Merger Consideration"). Market Value is defined as the average of the high and low per share sales prices on the New York Stock Exchange ("NYSE") of a share of THCR Common Stock on a random selection of ten trading days within the fifteen trading day period ending five trading days immediately preceding the effective time of the Merger. No fractional shares of THCR Common Stock will be issued in the Merger.

  The Merger Agreement also contemplates the following transactions occurring in connection with the Merger:

    (a) the consummation of the offering by THCR of up to 12,500,000 shares of THCR Common Stock (and up to an additional 1,875,000 shares of THCR Common Stock pursuant to the underwriters' over-allotment option) (the "THCR Stock Offering") and the consummation of the offering by a wholly owned subsidiary of THCR Holdings, Trump Atlantic City Associates, a New Jersey general partnership formerly known as Trump Plaza Holding Associates ("Trump AC'), and its wholly owned finance subsidiary, Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), of up to $1,200,000,000 aggregate principal amount of first mortgage notes (the "Mortgage Notes"), although it is currently contemplated to aggregate $1,100,000,000 (the "Mortgage Note Offering," and together with the THCR Stock Offering, the "Offerings"), the aggregate proceeds of which will be used, together with available cash, to:

      (i) pay cash to those holders of Taj Holding Class A Common Stock electing to receive Cash Consideration in the Merger,

      (ii) redeem the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc. (the "Taj Bonds") (the "Taj Bonds Redemption"),

      (iii) redeem, immediately prior to the Merger, the outstanding shares of Class B Common Stock, par value $.01 per share, of Taj Holding (the "Taj Holding Class B Common Stock") as required by the Amended and Restated Certificate of Incorporation of Taj Holding in connection with Taj Bond Redemption,

      (iv) retire (through repurchase, and if necessary, defeasance) the outstanding 10 7/8% Mortgage Notes due 2001 of Plaza Funding (the "Plaza Notes") (the "Plaza Note Purchase," and, together with the Mortgage Note Offering and the Taj Bond Redemption, the "Debt
    Refinancing"),

      (v) satisfy the indebtedness of Taj Associates under its loan agreement with National Westminster Bank USA (the "NatWest Loan"),

      (vi) purchase certain real property used in the operation of the Taj Mahal that is currently leased from Trump Taj Mahal Realty Corp. ("Realty Corp."), a corporation wholly owned by Trump,

      (vii) purchase certain real property used in the operation of Trump Plaza that is currently leased from an unaffiliated third party,

      (viii) make a payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust has in connection with certain outstanding indebtedness owned by Trump to Bankers Trust, and

      (ix) pay related fees and expenses and provide for working capital;

    (b) the contribution by Trump to Trump AC (on behalf, and at the direction, of THCR Holdings) of all of his direct and indirect ownership interests in Taj Associates; and

    (c) the contribution by THCR to Trump AC (on behalf, and at the direction, of THCR Holdings) of all of its direct and indirect ownership interests in Taj Associates acquired in the Merger.

  The Merger is contingent upon, among other things, the consummation of the other transactions contemplated by the Merger Transaction. As a result of the Merger Transaction, THCR's and Trump's beneficial equity interests in THCR Holdings will be approximately 73% and 27%, respectively (assuming a price of $24.00 per share of THCR Common Stock as the Market Value in connection with the Merger and as the public offering price in the THCR Stock Offering). In addition, as a part of the Merger Transaction, THCR will issue to Trump a warrant to purchase an aggregate of 1.8 million shares of THCR Common Stock,
(i) 600,000 shares of which may be purchased on or before the third anniversary of the warrant at $30.00 per share, (ii) 600,000 shares of which may be purchased on or before the fourth anniversary of the warrant at $35.00 per share and (iii) 600,000 shares of which may be purchased on or before the fifth anniversary of the warrant at $40.00 per share. To the extent that holders of Taj Holding Class A Common Stock elect to receive shares of THCR Common Stock in the Merger, THCR may reduce the size of the THCR Stock Offering. In addition to the shares of THCR Common Stock that may be issued in the THCR Stock Offering, THCR may issue, as part of the THCR Stock Offering, up to an additional 20% of such number of shares to fund working capital and for other general corporate purposes. The Merger and the related transaction discussed above are collectively referred to as the "Merger Transaction." For purposes of the proposal to be submitted to the stockholders of THCR for approval at the special meeting scheduled to be held on April 11, 1996 to approve the Merger Transaction (the "THCR Special Meeting"), the term "Merger Transaction" shall exclude the Debt Refinancing.

  In connection with the Merger, THCR has filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form S-4 (Registration No. 333-153) which was declared effective on March 8, 1996, and included the Joint Proxy Statement-Prospectus of THCR and Taj Holding relating to the Merger Transaction (the "Proxy Statement Prospectus"). The Proxy Statement Prospectus was mailed to stockholders of THCR and Taj Holding on March 12, 1996. The Proxy Statement Prospectus relates, with respect to stockholders of THCR, to the THCR Special Meeting and also relates, with respect to stockholders of Taj Holding, to a special meeting of stockholders to be held on April 11, 1996, at which meeting the stockholders of Taj Holding will be asked to approve and adopt the Merger Agreement.

  THCR has also filed with the Commission a Registration Statement on Form S-1 (Registration No. 333-639) relating to the registration of the THCR Common Stock to be issued in connection with the Stock Offering. Additionally, Trump AC, Trump AC Funding and Plaza Associates (as guarantor of the Mortgage Notes) have filed with the Commission a Registration Statement on Form S-1 (Registration No. 333-643) relating to the registration of the Mortgage Notes.

GENERAL

  Plaza Funding was incorporated in March 1986 under the laws of the State of New Jersey. Plaza Associates was organized under the laws of the State of New Jersey in June 1982. Each of the Registrants are subsidiaries of THCR and wholly owned subsidiaries of THCR Holdings. THCR, through THCR Holdings and, its wholly owned subsidiary, Plaza Associates, owns and operates Trump Plaza, a luxury casino hotel located on The Boardwalk in Atlantic City, New Jersey.

  Management believes that the Registrants will benefit from the following factors:

  . TRUMP PLAZA EXPANSION. THCR is currently enhancing Trump Plaza's position as an industry leader by increasing its gaming space and hotel capacity while maintaining its commitment to first class customer service. This strategy is designed to capitalize on Trump Plaza's reputation for excellence, as well as to meet both existing demand and the anticipated demand from the increased number of available rooms and infrastructure improvements that are currently being implemented to enhance further the "vacation destination appeal" of Atlantic City. The Trump Plaza Expansion is expected to be completed in the second quarter of 1996. As part of the Trump Plaza Expansion, THCR has renovated and integrated into Trump Plaza a hotel adjacent to Trump Plaza's main tower ("Trump Plaza East") and is in the process of renovating and integrating into Trump Plaza the former Trump Regency Hotel, located on The Boardwalk adjacent to the existing Atlantic City Convention Center, which is next to Trump Plaza ("Trump World's Fair"). The casino and 249 of the 349 hotel rooms at Trump Plaza East were opened by President's Day 1996. THCR intends to open 91 rooms and suites at Trump Plaza East by the end of March 1996. Renovations are ongoing at Trump World's Fair and THCR expects that the renovations at Trump World's Fair will be completed in the second quarter of 1996. Upon completion of the Trump Plaza Expansion, Trump Plaza's casino floor space will increase from 75,395 square feet to an aggregate of approximately 139,553 square feet of gaming space (15,000 square feet of which has already opened at Trump Plaza East), housing a total of approximately 4,266 slot machines and 141 table games, making Trump Plaza's casino the largest in Atlantic City (in terms of square footage). Trump Plaza's hotel capacity will increase to a total of 1,404 guest rooms, making Trump Plaza's guest room inventory one of the largest in Atlantic City.

  . THE "TRUMP" NAME. THCR capitalizes on the widespread recognition of the "Trump" name and its association with high quality amenities and first class service. To this end THCR provides Trump Plaza patrons with a broadly diversified gaming and entertainment experience that is consistent with the "Trump" name and reputation for quality, and is tailored to the Trump Plaza gaming patron.

The Registrants operate in only one industry segment. See "Financial Statements and Supplementary Data.

TRUMP PLAZA

  Management believes that Trump Plaza's "Four Star" Mobil Travel Guide rating and "Four Diamond" American Automobile Association rating reflect the high quality amenities and services that Trump Plaza provides to its casino patrons and hotel guests. These amenities and services include a broad selection of dining choices, headline entertainment, deluxe accommodations, tennis courts and swimming and health spa facilities.

  Trump Plaza Expansion. Management believes that as a result of the Trump Plaza Expansion and Trump Plaza's strategic location, Trump Plaza is well positioned to become one of the premier host properties in Atlantic City. The Trump Plaza Expansion is currently scheduled to be completed in the second quarter of 1996 and would increase Trump Plaza's prime central frontage on The Boardwalk to nearly a quarter of a mile. Management also believes that the construction of the new convention center and tourist corridor linking the new convention center with The Boardwalk will enhance the desirability of Atlantic City generally and, as a result of Trump Plaza's central location, will benefit Trump Plaza in particular. In addition, management expects to be able to take advantage of recent gaming regulatory changes that will allow casino space to be directly visible and accessible from The Boardwalk. Trump Plaza's location on The Boardwalk at the end of the highway into Atlantic City makes it highly accessible for both "drive-in" and "walk-in" patrons.

  On February 16, 1996, Trump Plaza opened the Ocean View Casino and Bar and 249 rooms at Trump Plaza East. Management intends to open the remaining rooms and suites at Trump Plaza East by the end of March 1996. Trump Plaza East has approximately 15,000 square feet of casino space and, when fully opened, will have 349 hotel rooms, including nine super suites scheduled to be opened early in 1997. Trump Plaza East is currently leased, however, Plaza Associates intends to exercise its option to acquire Trump Plaza East from an unaffiliated entity in connection with the Merger Transaction. See "Properties--Trump Plaza East" and "Executive Compensation--Compensation Committee Interlocks and Insider Participation--Certain Related Party Transactions of Trump." Trump Plaza has been reconfigured to provide a new entranceway to Trump Plaza directly off the Atlantic City Expressway. Management believes the increased hotel capacity as a result of the Trump Plaza Expansion will enable Trump Plaza to better meet demand and accommodate its casino guests, as well as to host additional and larger conventions and corporate meetings.

  Management is in the process of renovating and integrating into Trump Plaza, Trump World's Fair, located on The Boardwalk adjacent to the existing Atlantic City Convention Center, which is next to Trump Plaza, at a remaining cost, as of December 31, 1995, of $42.5 million. Upon completion, Trump World's Fair would add 49,272 square feet of casino floor space, approximately 16,000 of which will be directly accessible from The Boardwalk and 500 hotel rooms, connected to Trump Plaza's main tower by an enclosed walkway overlooking The Boardwalk. Renovations are ongoing at Trump World's Fair and management expects, although there can be no assurances, that the renovations at Trump World's Fair will be completed in the second quarter of 1996.

  The following table details Trump Plaza's casino and hotel capacity following the Trump Plaza Expansion:

                                   TRUMP PLAZA TRUMP PLAZA TRUMP WORLD'S
                                   FACILITY(a)   EAST(b)      FAIR(c)     TOTAL
                                   ----------- ----------- ------------- -------
Casino square footage.............   75,395      14,886       49,272     139,553
Slot machines.....................    2,368         405        1,493       4,266
Table games.......................       97          12           32         141
Hotel rooms.......................      555         349          500       1,404

---------------------
(a) Includes the 2,000 square foot area connecting the existing facility with Trump Plaza East and the 75 slot machines included in this area.
(b) The casino and 249 hotel rooms have already opened. The remaining 91 hotel rooms and suites are scheduled to be opened by the end of March 1996. Also reflects the nine super suites are scheduled to be opened early in 1997 and not otherwise included in the "Trump Plaza Expansion."
(c) Scheduled to open in the second quarter of 1996.

  Trump Plaza's management team commenced the Trump Plaza Expansion in 1995 and has recently launched a variety of new initiatives designed to increase the level of casino gaming activity generally at its casino and, in particular, to attract casino patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City patron. These initiatives include targeted marketing and advertising campaigns directed to select groups of customers in the Boston-New York-Washington, D.C. corridor, the introduction of new slot machines and table games and the addition of bill acceptors on slot machines.

ATLANTIC CITY MARKETING STRATEGY

  Trump Plaza. Trump Plaza East has been integrated into Trump Plaza and together the two are operated as a single casino hotel facility. Trump Plaza will continue the marketing strategies it has found successful in the past, including targeting lucrative high-end drive-in slot customers. Management believes the additional hotel rooms and gaming facilities at Trump Plaza East will better enable Trump Plaza to accommodate the more profitable weekend drive-in patron, who tends to wager more per play and per visit than the typical walk-in or bus patron.

  Trump World's Fair. Trump World's Fair, which will be part of Trump Plaza, will seek to attract the "middle market" segment (primarily bus customers and Boardwalk pedestrian traffic) by offering high value food and entertainment attractions in a festive "World's Fair" atmosphere. The first floor of Trump's World's Fair will feature a Boardwalk level casino offering walk-in customers direct access from The Boardwalk to 581 slot machines. In addition, Trump World's Fair is constructing a new bus terminal that will have a dedicated escalator leading directly to a separate casino entertainment area. The separate casino entertainment area will contain a 500-seat buffet-style restaurant, an Oriental Pavilion and a casino with 538 slot machines. The new bus terminal and dedicated casino facilities will allow Trump World's Fair to serve efficiently a high volume of bus customers. A smoke-free casino with approximately 385 slot machines and 32 table games along with additional restaurants will be located on the second floor of Trump World's Fair. Moreover, with its prime location adjoining the current Atlantic City Convention Center and near the new Atlantic City Convention Center, and with its newly refurbished room base of 500 rooms and approximately 50,000 square feet of total gaming space, management believes that Trump World's Fair is ideally suited to attract convention visitor traffic.

BUSINESS STRATEGY

  General. A primary element of Trump Plaza's business strategy is to seek to attract patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming customer. Such high-end players typically wager $5 or more per play in slots and $25 or more per play in table games. In order to attract more high-end gaming patrons to Trump Plaza in a cost-effective manner, Plaza Associates has refocused its marketing efforts. Commencing in 1991, Plaza Associates substantially curtailed costly "junket" marketing operations which involved attracting groups of patrons to the facility on an entirely complimentary basis (e.g., by providing free air fare, gifts and room accommodations). In the fall of 1992, Plaza Associates decided to de-emphasize marketing efforts directed at "high roller" patrons from the Far East, who tend to wager $50,000 or more per play in table games. Plaza Associates determined that the potential benefit derived from these patrons did not outweigh the high costs associated with attracting such players and the resultant volatility in the results of operations of Trump Plaza. Revenues derived from high roller patrons have declined since 1992, although management believes that such revenue loss has not had a significant impact on profitability for the reasons discussed above. In addition, this shift in marketing strategy has allowed Plaza Associates to focus its efforts on attracting the high-end players.

  "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, Plaza Associates offers complimentary drinks, meals, room accommodations and/or travel arrangements to their patrons ("complimentaries"). Management monitors Trump Plaza's policy so as to provide complimentaries primarily to patrons with a demonstrated propensity to wager at Trump Plaza.

  Entertainment. Trump Plaza offers headline entertainment as part of its strategy to attract high-end and other patrons. Trump Plaza offers headline entertainment weekly during the summer and monthly during the off- season, and also features other entertainment and revue shows.

  Player Development/Casino Hosts. Plaza Associates currently employs gaming representatives in New Jersey, New York and other states, as well as several international representatives, to promote Trump Plaza to prospective gaming patrons. Player development personnel host special events, offer incentives and contact patrons directly in an effort to attract high-end table game patrons from the United States, Canada and South America. Trump Plaza's casino hosts assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also solicit Trump Card (the frequent player slot card) sign-ups in order to increase Plaza Associates' marketing base.

  Promotional Activities. The Trump Card constitutes a key element in Trump Plaza's direct marketing program. Subject to regulatory constraints, the Trump Card will be used in all of THCR's gaming facilities so as to build a national database of gaming patrons. Slot machine players are encouraged to register for and utilize their personalized Trump Card to earn various complimentaries based upon their level of play. The Trump Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. THCR's computer systems record data about the cardholders, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced.

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

  Bus Program. Trump Plaza has a bus program, which transports approximately 2,400 gaming patrons per day during the week and 3,500 per day on the weekends. Trump Plaza's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Trump Plaza's Transportation Facility (as defined) contains 13 bus bays and is connected by an enclosed pedestrian walkway to Trump Plaza. The Transportation Facility provides patrons with immediate access to the casino, and contains a comfortable lounge area for patrons waiting for return buses.

  Credit Policy. Historically, Trump Plaza has extended credit to certain qualified patrons. For the years ended December 31, 1993, 1994 and 1995 credit play as a percentage of total dollars wagered was approximately 18%, 17%, and 18%, respectively. As part of Trump Plaza's new business strategy and in response to the general economic downturn in the Northeast, Trump Plaza has imposed stricter standards on applications for new or additional credit.

FACILITIES AND AMENITIES

  Trump Plaza and Trump Plaza East. The casino in the existing facility of Trump Plaza currently offers 97 table games and 2,368 slot machines. In addition to the casino, Trump Plaza's main tower consists of a 31-story tower with 555 guest rooms, including 62 suites. Trump Plaza's main tower also offers 10 restaurants, a 750-seat cabaret theater, four cocktail lounges, 28,000 square feet of convention, ballroom and meeting room space, a swimming pool, tennis courts and a health spa.

  The entry level of Trump Plaza's main tower includes a cocktail lounge, two gift shops, a deli, a coffee shop, an ice cream parlor and a buffet. The casino level houses the casino, a fast food restaurant, an exclusive slot lounge for high-end patrons and a new oceanfront baccarat gaming area. Upon completion, an enclosed walkway will connect Trump Plaza at the casino level with the Atlantic City Convention Center and with Trump World's Fair.

  On February 16, 1996, Trump Plaza opened the 15,000 square foot Ocean View Casino and Bar and 249 of its 349 hotel rooms at Trump Plaza East. The Ocean View Casino and Bar is the first gaming room in Atlantic City to combine a casino, bar and entertainment area and features a 70-foot long bar with 27 bar-top slot machines, live entertainment and a 58 square foot video wall. With its high ceilings and windows overlooking the Atlantic Ocean and The Boardwalk, Trump Plaza provides a new and exciting entertainment environment for its casino patrons.

  Trump Plaza's guest rooms are located in two towers which afford most guest rooms a view of the ocean. While rooms are of varying size, a typical guest room consists of approximately 400 square feet. Trump Plaza's main tower also features 16 one-bedroom suites, 28 two-bedroom suites and 18 "Super Suites." The Super Suites are located on the top two floors of Trump Plaza's main tower and offer luxurious accommodations and 24-hour butler and maid service. The Super Suites and certain other suites are located on the "Club Level" which requires guests to use a special elevator key for access and contains a lounge area that offers food and bar facilities.

  Trump Plaza's main tower is connected by an enclosed pedestrian walkway to a ten-story parking garage, which can accommodate approximately 2,650 cars, and contains 13 bus bays, a comfortable lounge, a gift shop and waiting area (the "Transportation Facility"). The Transportation Facility provides patrons with immediate access to the casino and is located directly off the Atlantic City Expressway, the main highway into Atlantic City.

  In July 1994, Time Warner opened its second largest Warner Brothers Studio Store pursuant to a sublease of the entire first floor of retail space on The Boardwalk at Trump Plaza East (approximately 17,000 square feet). THCR management believes that the commitment of Time Warner at Trump Plaza East, together with other retail, restaurant and entertainment establishments expected to participate in the Trump Plaza Expansion, evidences the continued growth of, and highlights Trump Plaza's favored place within, the Atlantic City casino market.

  Trump World's Fair. Upon completion of the renovation in the second quarter of 1996, Trump World's Fair will be connected to Trump Plaza's main tower by an enclosed walkway overlooking The Boardwalk and will add an additional 500 hotel rooms to Trump Plaza. In addition, Trump World's Fair will be outfitted with approximately 50,000 square feet of casino floor space housing 1,493 slot machines and 32 table games. In addition to the casino, Trump World's Fair will feature three restaurants, including a state-of-the-art buffet, a cocktail lounge, convention, ballroom and meeting room space, a swimming pool and a health spa. The enclosed walkway will run through a portion of the Atlantic City Convention Center, which is located between Trump World's Fair and Trump Plaza's main tower. In this connection, Plaza Associates has acquired an easement with regard to portions of the Atlantic City Convention Center. See "--Gaming and Other Laws and Regulations--New Jersey Gaming Regulations--Approved Hotel Facilities" and "Properties--Trump Plaza--Trump World's Fair."

SEASONALITY

  The gaming industry in Atlantic City is seasonal, with the heaviest activity at Trump Plaza occurring during the period from May through September. Consequently, Plaza Associates' operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

EMPLOYEES AND LABOR RELATIONS

  Plaza Associates has approximately 3,700 employees of whom approximately 1,100 are covered by collective bargaining agreements. Management believes that its relationships with its employees are satisfactory. Certain of Plaza Associates' employees must be licensed under the Casino Control Act. See "Gaming and Other Laws and Regulations--New Jersey Gaming Regulations-- Qualification of Employees." Plaza Funding has no employees.

  In April 1993, the National Labor Relations Board (the "NLRB") found that Plaza Associates had violated the National Labor Relations Act (the "NLRA") in the context of a union organizing campaign by table game dealers of Plaza Associates in association with the Sports Arena and Casino Employees Union Local 137, a/w Laborers' International Union of North America, AFL-CIO ("Local 137"). In connection with such finding, Plaza Associates was ordered to refrain from interfering with, restraining or coercing employees in the exercise of the rights guaranteed them by Section 7 of the NLRA, to notify its employees of such rights and to hold an election by secret ballot among its employees regarding whether they desire to be represented for collective bargaining by Local 137. The election was held on May 20 and 21, 1994 and the vote, which has been certified by the NLRB, was in favor of management and against representation by Local 137.

TRADEMARK/LICENSING

  Subject to certain restrictions, THCR has the exclusive right (except with respect to the Taj Mahal (during the period prior to the consummation of the Merger Transaction) and Trump's Castle Casino Resort ("Trump's Castle")) to use the "Trump" name and likeness in connection with gaming and related activities pursuant to a trademark license agreement between Trump and THCR (the "License Agreement"). Pursuant to the License Agreement, Trump granted to THCR (on behalf of itself and its subsidiaries, including Plaza Associates) the world-wide right and license to use the names "Trump," "Donald Trump" and "Donald J. Trump" (including variations thereon, the "Trump Names") and related intellectual property rights (collectively, the "Marks") in connection with casino and gaming activities and related services and products. The license is exclusive, subject to existing licenses of the Marks to the Taj Mahal (prior to the Merger Transaction) and Trump's Castle. The License Agreement does not restrict or restrain Trump from the right to use or further license the Trump Names in connection with services and products other than casino services and products.

  The license is for a term of the later of (i) June 2015; (ii) such time as Trump and his affiliates no longer hold a 15% or greater voting interest in THCR; or (iii) such time as Trump ceases to be employed or retained pursuant to an employment, management, consulting or similar services agreement with THCR. Upon expiration of the term of the license, Trump will grant THCR a non-exclusive license for a reasonable period of transition on terms to be mutually agreed upon between Trump and THCR. Trump's obligations under the License Agreement are secured by the Trademark Security Agreement, pursuant to which Trump granted THCR a first priority security interest in the Marks for use in connection with casino services, as well as related hotel, bar and restaurant services.

THE 1992 PLAZA RESTRUCTURING

  In 1991, Trump Plaza experienced liquidity problems. Management believes that those liquidity problems were attributable, in part, to an overall deterioration in the Atlantic City gaming market, as indicated by reduced rates of casino revenue growth for the industry for the two prior years, aggravated by an economic recession in the Northeast. In addition, increased casino gaming capacity in Atlantic City, due in part to the opening of the Taj Mahal in April 1990, may also have contributed to Trump Plaza's liquidity problems.

  In order to alleviate its liquidity problem, pursuant to the 1992 Plaza Restructuring, Plaza Associates and Plaza Funding restructured their indebtedness through a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.

  The purpose of the 1992 Plaza Restructuring was to improve the amortization schedule and extend the maturity of Plaza Associates' indebtedness by (i) eliminating the sinking fund requirement on Plaza Funding's 12 7/8% Mortgage Bonds, due 1998 (the "Original Plaza Bonds"), (ii) extending the maturity of such indebtedness from 1998 to 2002, (iii) lowering the interest rate from 12 7/8% per annum to 12% per annum, (iv) reducing the aggregate principal amount of the indebtedness under the Original Plaza Bonds and certain other indebtedness from $250 million to $225 million and (v) eliminating certain other indebtedness by reconstituting such debt in part as new bonds (the "Successor Plaza Bonds") and in part as Stock Units (as defined). The 1992 Plaza Restructuring was necessitated by the inability to either generate cash flow or obtain additional financing sufficient to make the scheduled sinking fund payment on the Original Plaza Bonds. In connection with the 1992 Plaza Restructuring, each holder of $1,000 principal amount of Original Plaza Bonds and such other indebtedness received (i) $900 principal amount of Successor Plaza Bonds, (ii) 12 Stock Units, each representing one share of Common Stock and one share of Preferred Stock of Plaza Funding (the "Stock Units") and
(iii) cash payments of approximately $58.65, reflecting accrued interest.

  On May 29, 1992, Plaza Funding, which theretofore had no interest in Plaza Associates, received a 50% beneficial interest in TP/GP, Inc. ("Trump Plaza GP"), and Plaza Funding and Trump Plaza GP were admitted as partners of Plaza Associates. Plaza Funding also issued approximately three million Stock Units to holders of the Original Plaza Bonds and certain other indebtedness. Pursuant to the terms of the Plaza Associates partnership agreement, Plaza Funding was issued a preferred partnership interest, which provided Plaza Funding with partnership distributions designed to pay dividends on, and the redemption price of, the Stock Units. Trump Plaza GP became the managing general partner of Plaza Associates, and, through its Board of Directors, managed the affairs of Plaza Associates. Trump Plaza GP was subsequently merged with and into Plaza Funding, which became the managing general partner of Plaza Associates.

  The Successor Plaza Bonds and the Stock Units were redeemed in 1993 out of the proceeds of a refinancing designed to enhance Trump Plaza's liquidity and to position the Trump Plaza for a subsequent deleveraging transaction. The 1993 refinancing included (i) the sale by Plaza Funding of $330 million in aggregate principal amount of Plaza Notes and (ii) the sale by Trump AC of $60 million aggregate principal amount of 12 1/2% Pay-In-Kind Notes due 2003 (the "PIK Notes") and warrants to acquire an aggregate of $12 million in principal amount of additional PIK Notes (the "PIK Note Warrants). Upon consummation of the refinancing, Plaza Funding held a 1% equity interest in Plaza Associates and Trump AC held a 99% equity interest. In connection with the initial public offering (the "June 1995 Stock Offering") of 10 million shares of THCR Common Stock, THCR Holdings repurchased and redeemed the PIK Notes and the PIK Note Warrants. In addition, in connection with the June 1995 Stock Offering and the offering by THCR Holdings and its wholly owned finance subsidiary, Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation ("THCR Funding") of $155 million Senior Secured Notes due 2005 (the "Senior Notes") (the "June 1995 Note Offering" and, together with the June 1995 Stock Offering, the "June 1995 Offerings"), Trump transferred, to pursuant to the 1995 Contribution Agreement (as defined), to THCR Holdings his ownership interests in Plaza Funding and Trump AC. Upon the consummation of the June 1995 Offerings, THCR Holdings indirectly wholly owned Plaza Associates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-- General."

CERTAIN INDEBTEDNESS

  Plaza Notes. The Plaza Notes, $330 million of which are outstanding, were issued by Plaza Funding, with Plaza Associates providing a full and unconditional guaranty thereof. The Plaza Notes mature in 2001 and bear interest semiannually in arrears. The Plaza Notes are subject to redemption at any time on or after June 15, 1998, at the option of Plaza Funding or Plaza Associates, in whole or in part, at the redemption prices set forth in the Plaza Note Indenture. In addition, upon the occurrence of a Plaza Note Change of Control (as defined in the Plaza Note Indenture), each holder of Plaza Notes may require Plaza Funding or Plaza Associates to repurchase such holder's Plaza Notes at 101% of the principal amount thereof, together with accrued and unpaid interest to the date of repurchase.

  Pursuant to the Plaza Note Purchase and as a part of the Merger Transaction, the Plaza Notes will be retired, through repurchase and, if necessary, defeasance. To the extent that Plaza Notes are defeased, Plaza Funding and Plaza Associates will be released from their obligations under all financial and negative covenants and certain other provisions contained in the Plaza
Note Indenture, and the Plaza Note Security (as defined) will be released against the deposit of cash or U.S. government obligations in an amount sufficient to effect the redemption, on June 15, 1998, of all of the Plaza Notes so defeased, at a redemption price of 105% of the principal amount thereof, together with accrued and unpaid interest to such date. Additionally, in the event of such a defeasance, Plaza Funding will, concurrently therewith, irrevocably instruct the Plaza Note Trustee (as defined) to provide notice of such redemption not less than 30 nor more than 60 days prior to June 15, 1998.

  Until the Plaza Note Purchase, Plaza Funding and Plaza Associates' obligations under the Plaza Note Indenture are secured principally by (i) the Mortgage encumbering substantially all of Plaza Associates' assets (the "Plaza Note Mortgage") (see "Properties") and (ii) the pledge by Plaza Funding of its 1% general partnership interest in Plaza Associates and, equally and ratably with the Senior Notes to the extent required by the Plaza Note Indenture, by a pledge of (x) 100% of the general partnership interests in Trump AC, (y) Trump AC's 99% general partnership interest in Plaza Associates and (z) 100% of the capital stock of Plaza Funding and Plaza Holding Inc. (collectively, the "Plaza Note Security"). Following the Plaza Note Purchase in connection with the Merger Transaction, the Plaza Note Security will be released and Plaza Associates' assets, together with other assets, will secure the Mortgage Notes.

  The Mortgage Notes. As a part of the Merger Transaction, Trump AC intends to issue in an underwritten offering approximately $1,100,000,000 aggregate principal amount of Mortgage Notes with an expected maturity of ten years. Plaza Associates will be a guarantor of the Mortgage Notes, along with all other existing and future subsidiaries of Trump AC other than Trump AC Funding. The actual amounts raised will depend upon a number of factors, including market conditions, and other factors beyond the control of THCR's and Trump AC's management. The Mortgage Notes are likely to include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

  Other Indebtedness. In addition to the foregoing, Plaza Associates' long-term indebtedness includes approximately $9.0 million of indebtedness, including, as of December 31, 1995, approximately $3.0 million due under outstanding mortgage notes described under "--Properties." Approximately $2.9 million of such indebtedness will mature through December 31, 1996.

ATLANTIC CITY MARKET

  The Atlantic City gaming market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels in Atlantic City generated approximately $3.75 billion in gaming revenues in 1995, an approximately 9.5% increase over 1994 gaming revenues of approximately $3.42 billion. From 1990 to 1995, total gaming revenues in Atlantic City have increased approximately 27%, while hotel rooms increased only slightly during that period. Although total visitor volume to Atlantic City remained relatively constant in 1995, the volume of bus customers dropped to 9.6 million in 1995, continuing a decline from 11.7 million in 1990. The volume of customers traveling by other means to Atlantic City has grown from
20.1 million in 1990 to 23.7 million in 1995.

  Total Atlantic City slot revenues increased 12.2% in 1995, continuing a solid trend of increases over the past five years. From 1990 through 1995, slot revenue growth in Atlantic City has averaged 8.3% per year. Total table revenue increased 4.4% in 1995, while table game revenue from 1990 to 1995 has decreased on average 0.7% per year. Management believes the slow growth in table revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last five years. Dollar bill acceptors, new slot machines, video poker and blackjack and other improvements have increased the popularity of slot play among a wider universe of casino patrons. Casino operators in Atlantic City have added slot machines in favor of table games due to increased public acceptance of slot play and due to slot machines' comparatively higher profitability as a result of lower labor and support costs. Since 1990, the number of slot machines in Atlantic City has increased 37.2%, while the number of table games has decreased by 4.0%. Slot revenues increased from 58% of total casino revenues in 1990 to 69% in 1995. The second reason for historic slow growth in table revenue is that table game players are typically higher end players and are more likely to be interested in overnight stays and other amenities. During peak season and weekends, room availability in Atlantic City is currently inadequate to meet demand, making it difficult for casino operators to aggressively promote table play.

  Casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, for the last five years. Management believes that this relatively slower growth is primarily attributable to two key factors. First, there have been no significant additions to hotel capacity in Atlantic City since 1990. Las Vegas visitor volumes have increased, in part, due to the continued addition of new hotel capacity. Both markets have exhibited a strong historical correlation between hotel room inventory and total casino revenues. Secondly, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate. Total regulatory costs and tax levies in New Jersey have exceeded those in Nevada since inception, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. The infrastructure problems, manifested by impaired accessibility of the casinos, downtown Atlantic City congestion and the condition of the areas surrounding the casinos, have made Atlantic City less attractive to the gaming customer.

  Despite lower overall growth rates than the Las Vegas market, management believes that Atlantic City possesses similar revenue and cash flow generation capabilities. The approximately $3.75 billion of gaming revenue produced by the 12 casino hotels in Atlantic City in 1995 exceeded the approximately $3.12 billion of gaming revenues produced by the 18 largest casino hotels on the Las Vegas Strip (based on net revenues in excess of $77 million), even though the Atlantic City casino hotels have less than one-quarter the number of hotel rooms of the Las Vegas Strip casino hotels. Win per unit figures in Atlantic City are at a significant premium to Las Vegas win-per-unit performance, primarily due to the constrained supply of gaming positions in Atlantic City compared to Las Vegas.

  The regulatory environment in Atlantic City has improved recently. Most significantly, 24-hour gaming has been approved, poker and keno have been added and regulatory burdens have been reduced. In particular, Bill A61 was passed in January of 1995, which has eliminated duplicative regulatory oversight and channeled operator's funds from regulatory support into CRDA uses. Administrative costs of regulation will be reduced while increasing funds available for new development.

  In addition to the planned casino expansions, major infrastructure improvements have begun. The CRDA is currently overseeing the development of the "tourist corridor" that will link the new convention center with The Boardwalk and will, when completed, feature an entertainment and retail complex. The tourist corridor is scheduled to be completed in conjunction with the completion of the new convention center.

  Trump Plaza is adjacent to the existing Atlantic City Convention Center and will also be one of the closest casino hotels to the new convention center, which, as currently planned, would hold approximately 500,000 square feet of exhibit and pre-function space, 45 meeting rooms, food-service facilities and a 1,600-car underground parking garage. When completed, the new, approximately $250 million convention center would be the largest exhibition space between New York City and Washington, D.C. It will be located at the base of the Atlantic City Expressway and is currently planned to open in January 1997. The State of New Jersey is also implementing an approximately $125 million capital plan to upgrade and expand the Atlantic City International Airport.

  Management believes that recent gaming regulatory reforms will serve to permit future reductions in operating expenses of casinos in Atlantic City and to increase the funds available for additional infrastructure development through the CRDA. Due principally to an improved regulatory environment, general improvement of economic conditions in 1993 and 1994 and high occupancy rates, significant investment in the Atlantic City market has been initiated and/or announced. Bally recently bought a Boardwalk lot for $7.5 million, the Sands just completed a major renovation, and in December of 1994, approval by the CRDA was given to TropWorld to add 626 hotel rooms, the Grand to add 295 rooms (both of which are under construction) and to the Taj Mahal to add approximately 800 rooms and a 1,500 space parking garage (with an application pending to increase the size to 2,000 spaces). Overall, various casinos in the market have applied to the CRDA for funding to construct 3,400 new hotel rooms. Management believes that these increases in hotel capacity, together with infrastructure improvements, will be instrumental in stimulating future revenue growth in the Atlantic City market. See "--Competition."

COMPETITION

  Competition in the Atlantic City casino hotel market is intense. Trump Plaza competes with the other casino hotels located in Atlantic City, including the other casino hotels owned by Trump, Trump's Castle and, prior to the Merger Transaction, the Taj Mahal. See "--Conflicts of Interest." At present, there are 12 casino hotels located in Atlantic City, including Trump Plaza, all of which compete for patrons. Trump Plaza primarily competes with other Atlantic City casinos by, among other things, providing superior products and facilities, premier locations, name recognition and targeted marketing strategies. See "--Atlantic City Marketing Strategy," "--Business Strategy," and "--Facilities and Amenities." In addition, there are several sites on The Boardwalk and in the Atlantic City Marina area on which casino hotels could be built in the future and various applications for casino licenses have been filed and announcements with respect thereto made from time to time (including a proposal by Mirage Resorts, Inc.), although management is not aware of any current construction on such sites by third parties. No new casino hotels have commenced operations in Atlantic City since 1990, although several existing casino hotels have recently expanded or are in the process of expanding their operations. While management believes that the addition of hotel capacity would be beneficial to the Atlantic City market generally, there can be no assurance that such expansion would not be materially disadvantageous to Trump Plaza. There also can be no assurance that the Atlantic City development projects which are planned or underway will be completed.

  Trump Plaza also competes, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a lesser extent, Trump Plaza faces competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. In September 1995, New York introduced a keno lottery game, which is played on video terminals that have been set up in approximately 1,800 bars, restaurants and bowling alleys across the state. In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, Trump Plaza competes directly with the Taj Mahal and Trump's Castle. See "--Conflicts of Interest."

  In addition, Trump Plaza faces competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act ("IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming contracts with federally recognized Native American tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including Trump Plaza.

  In 1991, the Mashantucket Pequot Nation opened Foxwoods Casino Resort ("Foxwoods"), a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, which currently offers 24-hour gaming and contains over 3,800 slot machines. The Mashantucket Pequot Nation has announced various expansion plans, including its intention to build another casino in Ledyard together with hotels, restaurants and a theme park. In addition, the Mohegan Nation has commenced construction of a casino resort to be located ten miles from Foxwoods. The Mohegan Nation resort which will be built and managed by a joint venture managed by Sun International Hotels Ltd., is scheduled to have 80% of the gaming capacity of Foxwoods and is scheduled to open in October 1996. There can be no assurance that any continued expansion of gaming operations by the Mashantucket Pequot Nation or that any commencement of gaming operations by the Mohegan Nation would not have a materially adverse impact on Trump Plaza's operations.

  A group in New Jersey calling itself the "Ramapough Indians" has applied to the U.S. Department of the Interior to be federally recognized as a Native American tribe, which recognition would permit it to require the State of New Jersey to negotiate a gaming compact under IGRA. In 1993, the Bureau of Indian Affairs denied the Ramapough Indians federal recognition. The Ramapough Indians' appeal of this decision has been denied. Similarly, a group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. Also, it has been reported that a Sussex County, New Jersey businessman has offered to donate land he owns there to the Oklahoma-based Lenape/Delaware Indian Nation which originated in New Jersey and already has federal recognition but does not have a reservation in New Jersey. The Lenape/Delaware Indian Nation has signed an agreement with the town of Wildwood, New Jersey to open a casino; however, the plan requires federal and state approval in order to proceed. In July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming systems, but without slot machines, near Syracuse, New York, and has announced an intention to open expanded gaming facilities. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawks have also announced their intent to open a casino at the Monticello Race Track in the Catskill Mountains region of New York; however, any Indian gaming operation in the Catskills is subject to the approval of the Governor of New York. The Narragansett Nation of Rhode Island, which has federal recognition, is negotiating a casino gaming compact with Rhode Island. The Gay Head Wampanoag tribe is seeking to open a casino in New Bedford, Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City.

  Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. Plans to begin operating slot machines at race tracks in the State of Delaware are underway, including the slot machines currently operating at the Dover Downs and Delaware Park race tracks. Six states have presently legalized riverboat gambling while others are considering its approval, including New York and Pennsylvania, and New York City is considering a plan under which it would be the embarking point for gambling cruises into international waters three miles offshore. Several states are considering or have approved large scale land-based casinos. Additionally, since 1993, the gaming space in Las Vegas has expanded significantly, with additional capacity planned and currently under construction. The operations of Trump Plaza could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. In December 1993, the Rhode Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport Jai Alai, where poker and blackjack have been offered for over two years. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. On November 17, 1995, a proposal to allow casino gaming in Bridgeport, Connecticut, was voted down by that state's Senate. A New York State Assembly plan has the potential of legalizing non-Native American gaming in portions of upstate New York. Essential to this plan is a proposed New York State constitutional amendment that would legalize gambling. To amend the New York Constitution, the next elected New York State Legislature must repass a proposal legalizing gaming and a statewide referendum, held no sooner than November 1997, must approve the constitutional amendment. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, a proposal has been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management is unable to predict whether any such legislation, in New Jersey or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on Plaza Associates.

CONFLICTS OF INTEREST

  Conflicts Relating to Trump's Ownership of the Taj Mahal. Trump is currently the beneficial owner of 50% of Taj Associates, the partnership which owns and operates the Taj Mahal. The Taj Mahal competes directly with Trump Plaza, and Trump could, under certain circumstances prior to the Merger Transaction, have an incentive to operate the Taj Mahal to the competitive detriment of Trump Plaza. In connection with the Merger Transaction, THCR Holdings, which wholly owns Plaza Associates, will acquire Taj Associates and any potential conflict relating to Trump's ownership of the Taj Mahal will cease to exist.

  Conflicts Relating to Trump's Ownership of Trump's Castle. Trump is currently the beneficial owner of 100% of Trump's Castle, which competes directly with Trump Plaza, and Trump could, under certain circumstances, have an incentive to operate Trump's Castle to the competitive detriment of Trump Plaza.

  Trump and TC/GP, Inc. ("TC/GP"), a corporation beneficially owned by Trump, have entered into a services agreement (the "Trump's Castle Services Agreement") with Trump's Castle Associates ("TCA"), the partnership that owns and operates Trump's Castle, pursuant to which TC/GP has agreed to provide marketing, advertising and promotional and other similar and related services to Trump's Castle. Pursuant to the Trump's Castle Services Agreement, in respect of any matter or matters involving employees, contractors, entertainers, celebrities, vendors, patrons, marketing programs, promotions, special events, or otherwise, Trump will, and will cause his affiliates to the best of his ability and consistent with his fiduciary obligations to TCA, Trump Plaza and the Taj Mahal to, act fairly and in a commercially reasonable manner so that on an annual overall basis (x) neither Trump Plaza nor the Taj Mahal shall realize a competitive advantage over Trump's Castle, by reason of any activity, transaction or action engaged in by Trump or his affiliates and
(y) Trump's Castle shall not be discriminated against.

  Conflicts Relating to Common Officers. Nicholas L. Ribis, the Chief Executive Officer of THCR, is also the Chief Executive Officer of Taj Associates and TCA. Messrs. Robert M. Pickus and John P. Burke, officers of THCR, are each officers of TCA and Taj Associates. In addition, Messrs. Trump, Ribis, Pickus and Burke serve on one or more of the governing bodies of THCR, Taj Holding, TCA and their affiliated entities. As a result of Trump's interests in three competing Atlantic City casino hotels, the common chief executive officer and other common officers, a conflict of interest may be deemed to exist, including by reason of such persons' access to information and business opportunities possibly useful to any or all of such casino hotels. Furthermore, Trump has agreed that he will pursue, develop, control and conduct all new gaming activities through THCR. Although no specific procedures have been devised for resolving conflicts of interest confronting, or which may confront, Trump, such persons and all the casinos affiliated with Trump, Messrs. Trump, Ribis, Pickus and Burke have informed THCR that they will not engage in any activity which they reasonably expect will harm THCR or its affiliates or is otherwise inconsistent with their obligations as officers and directors of THCR or its affiliates. See "Executive Compensation-- Compensation Committee Interlocks and Insider Participation--Certain Related Party Transactions of Trump."

GAMING AND OTHER LAWS AND REGULATIONS

  The following is only a summary of the applicable provisions of the Casino Control Act of the State of New Jersey and certain other laws and regulations. It does not purport to be a full description thereof and is qualified in its entirety by reference to the New Jersey Casino Control Act and such other laws and regulations. Unless otherwise indicated, all references to "Trump Plaza" include (a) Trump Plaza's main tower, including Trump Plaza East (which operates pursuant to a casino license held by Plaza Associates) and (b) Trump World's Fair (which will operate pursuant to a separate casino license that is expected to be issued to Plaza Associates).

  Management believes that it and its respective affiliates are in material compliance with all applicable laws, rules and regulations discussed below.

  NEW JERSEY GAMING REGULATIONS

  In general, the Casino Control Act and its implementing regulations contain detailed provisions concerning, among other things: the granting and renewal of casino licenses; the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing of certain employees and vendors of casino licensees; rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accounting and cash control methods and reports to gaming agencies; security standards; the manufacture and distribution of gaming equipment; the simulcasting of horse races by casino licensees; equal employment opportunities for employees of casino operators, contractors of casino facilities and others; and advertising, entertainment and alcoholic beverages.

  Casino Control Commission. The ownership and operation of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The Casino Control Commission of the State of New Jersey (the "CCC") is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies and any other related entity required to be qualified ("CCC Regulations").

  Operating Licenses. Plaza Associates was issued its initial casino license on May 14, 1984. On June 22, 1995, the CCC renewed Plaza Associates' casino license through June 30, 1999. Management believes that a casino license will ultimately be issued for Trump World's Fair, although there can be no assurance that the CCC will issue this casino license or what conditions may be imposed, if any, with respect thereto.

  Casino Licensee. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license currently held by Plaza Associates is renewable for a period of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the "Division").

  Each casino license entitles the holder to operate one casino, which must consist of a "single room." Further, no person may be the holder of a casino license if the holding of such license will result in undue economic concentration in Atlantic City casino operations by that person. On May 17, 1995, the CCC adopted a regulation defining the criteria for determining undue economic concentration which codifies the content of existing CCC precedent with respect to the subject. In April 1995, Plaza Associates petitioned the CCC for certain approvals. In its May 18, 1995 declaratory rulings with respect to such petition, the CCC, among other things, (i) determined that Trump World's Fair is an approved hotel permitted to contain a maximum of 60,000 square feet of casino space, that the 40,000 square feet of casino space therein is a "single room" and that its operation by Plaza Associates would not result in undue economic concentration in Atlantic City casino operations; (ii) approved the operation of Trump World's Fair by Plaza Associates under a separate casino license subject to an application for and the issuance of such license and approved the proposed easement agreements with respect to the proposed enclosed Atlantic City Convention Center walkway;
(iii) approved in concept the proposed physical connection and integrated operation by Plaza Associates of Trump Plaza's main tower, Trump Plaza East and Trump World's Fair; and (iv) determined that the approved hotel comprised of the main tower and Trump Plaza East is permitted to contain a maximum of 100,000 square feet of casino space. In addition, on December 13, 1995, Plaza Associates received CCC authorization for 49,340 square feet of casino space at Trump World's Fair. A separate Plaza Associates casino license with respect to Trump World's Fair would have a renewable term of one year for each of its first three years and thereafter be renewable for periods of up to four years. Plaza Associates has made application for such separate casino license with respect to Trump World's Fair but there can be no assurance that the CCC will issue this casino license or what conditions may be imposed, if any, with respect thereto.

  To be considered financially stable, a licensee must demonstrate the following ability: to pay winning wagers when due; to achieve an annual gross operating profit; to pay all local, state and federal taxes and all taxes and fees imposed by the Casino Control Act or the CCC when due; to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility of exceptional quality; and to pay, exchange, refinance or extend debts which will mature or become due and payable during the license term or otherwise manage such debts or any defaults of such debts. The CCC is required to review and approve a transaction such as the Merger Transaction with regard to the financial stability standards.

  In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses, approvals or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liabilities; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator. See "--Conservatorship."

  THCR believes that it has adequate financial resources to meet the financial stability requirements of the CCC for the foreseeable future.

  Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control the licensee or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee. Pursuant to a condition of its casino license, payments by Plaza Associates to or for the benefit of any related entity or partner, with certain exceptions, are subject to prior CCC approval; and, if Plaza Associates' cash position falls below $5.0 million for three consecutive business days, Plaza Associates must present to the CCC and the Division evidence as to why it should not obtain a working capital facility in an appropriate amount.

  Control Persons. An entity qualifier or intermediary or holding company, such as Trump AC, Plaza Holding Inc., Plaza Funding, THCR Holdings, THCR Funding or THCR is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the Division are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding five percent or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

  Financial Sources. The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than 15% of a series of publicly-traded mortgage bonds so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The CCC may require holders of less than 15% of a series of debt to qualify as financial sources even if not active in the management of the issuer or casino licensee.

  Institutional Investors. An institutional investor ("Institutional Investor") is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of Federal, state or local public employees; any investment company registered under the Investment Company Act of 1940, as amended; any collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; any closed end investment trust; any chartered or licensed life insurance company or property and casualty insurance company; any banking and other chartered or licensed lending institution; any investment advisor registered under the Investment Advisers Act of 1940, as amended; and such other persons as the CCC may determine for reasons consistent with the policies of the Casino Control Act.

  An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20% or less of the total outstanding debt of the company or (B) 50% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10% of the equity securities of a casino licensee's holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an Institutional Investor may be required to produce for the CCC or the Division upon request, any document or information which bears any relation to such debt or equity securities.

  Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of and no intention of influencing or affecting the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application. See "--Interim Casino Authorization."

  Declaratory Rulings. Taj Associates and Plaza Associates will petition the CCC for declaratory rulings approving the Merger Transaction and determining, among other things, that after consummation thereof, Taj Associates and Plaza Associates will continue to satisfy the CCC's financial stability requirements; Trump will continue to demonstrate his financial stability; the Regulated Companies and natural person qualifiers are qualified; the certificates of incorporation and partnership agreements of the Regulated Companies contain required provisions with respect to the transfer of securities and qualification of security holders under the Casino Control Act; the Mortgage Notes are publicly-traded securities and CCC approval of the issuance or subsequent transfer of the securities is not required; the individual holders of the Mortgage Notes need not be qualified as financial sources and security holders, and their qualification may be waived by the CCC; and qualification of the holders of THCR Common Stock be waived by the CCC.

  Ownership and Transfer of Securities. The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a Regulated Company and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Currently, each of Plaza Funding, Trump AC, Plaza Holding Inc., Plaza Associates, THCR Holdings, THCR Funding and THCR are each deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including a partnership interest, are deemed to be the securities of a Regulated Company.

  If the CCC finds that a holder of such securities is not qualified under the Casino Control Act, it has the right to take any remedial action it may deem appropriate, including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the CCC has the power to revoke or suspend the casino license affiliated with the Regulated Company which issued the securities. If a holder is found unqualified, it is unlawful for the holder (i) to exercise, directly or through any trustee or nominee, any right conferred by such securities or (ii) to receive any dividends or interest upon such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.

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

  Interim Casino Authorization. Interim casino authorization is a process which permits a person who enters into a contract to obtain property relating to a casino operation or who obtains publicly-traded securities relating to a casino licensee to close on the contract or own the securities until plenary licensure or qualification. During the period of interim casino authorization, the property relating to the casino operation or the securities is held in trust.

  Whenever any person enters into a contract to transfer any property which relates to an ongoing casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim casino authorization. Furthermore, except as set forth below with respect to publicly-traded securities, the closing or settlement date in the contract at issue may not be earlier than the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the CCC. If, after the report of the Division and a hearing by the CCC, the CCC grants interim authorization, the property will be subject to a trust. If the CCC denies interim authorization, the contract may not close or settle until the CCC makes a determination on the qualifications of the applicant. If the CCC denies qualification, the contract will be terminated for all purposes and there will be no liability on the part of the transferor.

  If, as the result of a transfer of publicly-traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

  The CCC may grant interim casino authorization where it finds by clear and convincing evidence that: (i) statements of compliance have been issued pursuant to the Casino Control Act; (ii) the casino hotel is an approved hotel in accordance with the Casino Control Act; (iii) the trustee satisfies qualification criteria applicable to key casino employees, except for residency; and (iv) interim operation will best serve the interests of the public.

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

  Where a holder of publicly-traded securities is required, in applying for qualification as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the CCC thereafter orders that the trust become operative: (i) during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings and (ii) after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

  Approved Hotel Facilities. The CCC may permit an existing licensee, such as Plaza Associates, to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed.

  Persons who are parties to the lease for an approved hotel building or who have an agreement to lease a building which may in the judgment of the CCC become an approved hotel building are required to hold a casino license unless the CCC, with the concurrence of the Attorney General of the State of New Jersey, determines that such persons do not have the ability to exercise significant control over the building or the operation of the casino therein.

  Unless otherwise determined by the CCC, agreements to lease an approved hotel building or the land under the building must be for a durational term exceeding 30 years, must concern 100% of the entire approved hotel building or the land upon which it is located and must include a buy-out provision conferring upon the lessee the absolute right to purchase the lessor's entire interest for a fixed sum in the event that the lessor is found by the CCC to be unsuitable.

  In its May 18, 1995 declaratory rulings with respect to the proposed enclosed Atlantic City Convention Center walkway to Trump World's Fair, the CCC, among other things, approved the proposed easement agreements with respect to such walkway and determined, with the concurrence of the Attorney General, that no CCC license is required to grant the easement and that the easements satisfy the durational term requirement and need not concern 100% of the entire approved hotel building or include such a buy-out provision. See "Properties--Trump Plaza--Trump World's Fair."

  Agreement for Management of Casino. Each party to an agreement for the management of a casino is required to hold a casino license, and the party who is to manage the casino must own at least 10% of all the outstanding equity securities of the casino licensee or any eligible applicant for a casino license. Such an agreement shall: (i) provide for the complete management of the casino; (ii) provide for the unrestricted power to direct the casino operations; and (iii) provide for a term long enough to ensure the reasonable continuity, stability and independence and management of the casino.

  License Fees. The CCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $200,000 for a four-year casino license. Additionally, casino licensees are subject to potential assessments to fund any annual operating deficits incurred by the CCC or the Division. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino.

  Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1993, 1994 and 1995, Plaza Associates' gross revenue tax was approximately $21.3 million, $21.0 million and $24.0 million, respectively, and its license, investigation and other fees and assessments totaled approximately $4.0 million, $4.2 million and $4.4 million, respectively.

  Investment Alternative Tax Obligations. An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the CRDA. CRDA bonds may have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA bonds.

  For the first ten years of its tax obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of bonds issued to the licensee by the CRDA. Thereafter, the licensee (i) is entitled to an investment tax credit in an amount equal to twice the purchase price of such bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designated as eligible by the CRDA and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50% of its eligible tax credit in any one year.

  From the monies made available to the CRDA, the CRDA is required to set aside $100 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies will be held to fund up to 35% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which will be required to be available upon the opening of the new Atlantic City convention center and dedicated to convention events. The CRDA has determined at this time that eligible casino licensees will receive up to 27% of the cost of additional hotel rooms out of these monies set aside and may, in the future, increase the percentage to no greater than 35%.

  Minimum Casino Parking Charges. As of July 1, 1993, each casino licensee was required to pay the New Jersey State Treasurer a $1.50 charge for every use of a parking space for the purpose of parking, garaging or storing motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. This amount is paid into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA. Plaza Associates currently charges its parking patrons $2.00 in order to make its required payments to the New Jersey State Treasurer and cover related expenses. Amounts in the special fund will be expended by the CRDA for eligible projects in the corridor region of Atlantic City related to improving the highways, roads, infrastructure, traffic regulation and public safety of Atlantic City or otherwise necessary or useful to the economic development and redevelopment of Atlantic City in this regard.

  Atlantic City Fund. On each October 31 during the years 1996 through 2003, each casino licensee shall pay into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the Antitrust Division are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino licensee for the years 1994 through 1998 allocated for projects in Northern New Jersey shall be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels.

  Conservatorship. If, at any time, it is determined that Plaza Associates, Plaza Funding, Plaza Holding Inc., Trump AC, THCR, THCR Holdings, THCR Funding or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of such licensee's casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee.

  Qualification of Employees. Certain employees of Plaza Associates must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability and casino experience and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

  Gaming Credit. Plaza Associates' casino games are conducted on a credit as well as cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated.

  Control Procedures. Gaming at Trump Plaza is conducted by trained and supervised personnel. Plaza Associates employs extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video camera to monitor the casino floor and money counting areas. The count of moneys from gaming also is observed daily by representatives of the CCC.

  OTHER LAWS AND REGULATIONS

  The U.S. Department of the Treasury has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through or to such casino which involve a transaction in currency of more than $10,000 per patron, per gaming day. Such reports are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Commissioner of the Internal Revenue Service (the "Service"). In addition, Plaza Associates is required to maintain detailed records (including the names, addresses, social security numbers and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit.

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

  As the result of an audit conducted by the U.S. Department of the Treasury, Office of Financial Enforcement, Plaza Associates was alleged to have failed to timely file the "Currency Transaction Report by Casino" in connection with 65 individual currency transactions in excess of $10,000 during the period from October 31, 1986 to December 10, 1988. Plaza Associates paid a fine of $292,500 in connection with these violations. Plaza Associates has revised its internal control procedures to ensure continued compliance with these regulations.

  On April 5, 1994, the Occupational Safety and Health Administration ("OSHA") proposed a regulation that would require, inter alia, that employers who permit smoking in workplaces establish designated smoking areas, permit smoking only in such areas, and assure that designated smoking areas be enclosed, exhausted directly to the outside, and maintained under negative pressure sufficient to contain tobacco smoke within the designated area. Plaza Associates has estimated construction costs to build enclosed, exhausted, negative-pressure smoking rooms in Trump Plaza to be $1.5 million for its casino and $2.5 million for its restaurants. Plaza Associates has also estimated construction costs to provide negative-pressure exhaust systems for Trump Plaza hotel rooms to be $1,500 per room; however, management believes that it is highly unlikely that the regulation, if promulgated, would require hotel rooms to be equipped with exhaust systems if smoking is prohibited in the rooms during housekeeping and maintenance activities. If the regulation is promulgated and is applicable to Trump Plaza hotel rooms, the number of rooms that would be affected is not known at this time.

  Plaza Associates is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages in the State of New Jersey. Management believes all required licenses and permits necessary to conduct business of Plaza Associates has been obtained for operations in the State of New Jersey.

ITEM 2. PROPERTIES.

TRUMP PLAZA

  Plaza Associates owns and leases several parcels of land in and around Atlantic City, New Jersey, each of which is used in connection with the operation of Trump Plaza and each of which is currently subject to the liens of the mortgages associated with the Plaza Notes (collectively, the "Plaza Mortgages") and certain other liens.

  Plaza Casino Parcel. Trump Plaza's main tower is located on The Boardwalk in Atlantic City, New Jersey, next to the existing Atlantic City Convention Center. It occupies the entire city block (approximately 2.38 acres) bounded by The Boardwalk, Mississippi Avenue, Pacific Avenue and Columbia Place (the "Plaza Casino Parcel").

  The Plaza Casino Parcel consists of four tracts of land, one of which is owned by Plaza Associates and three of which are leased to Plaza Associates pursuant to three non-renewable ground leases, each of which expires on December 31, 2078 (each, a "Plaza Ground Lease"). Trump Seashore Associates ("Trump Seashore"), Seashore Four Associates ("Seashore Four") and Plaza Hotel Management Company (each, a "Plaza Ground Lessor") are the owners/lessors under such respective Plaza Ground Leases (respectively, the "TSA Lease," "SFA Lease" and "PHMC Lease"; the land which is subject to the Plaza Ground Leases (which includes Additional Parcel 1, as defined) is referred to collectively as the "Plaza Leasehold Tracts" and individually as a "Plaza Leasehold Tract"). Trump Seashore and Seashore Four are 100% beneficially owned by Trump and are, therefore, affiliates of Plaza Associates.

  The Plaza Ground Leases provide that each Plaza Ground Lessor may encumber its fee estate with mortgage liens, but any such fee mortgage will not increase the rent under the applicable Plaza Ground Lease and must be subordinate to such Plaza Ground Lease. Accordingly, any default by a Plaza Ground Lessor under any such fee mortgage will not result in a termination of the applicable Plaza Ground Lease but would permit the fee mortgagee to bring a foreclosure action and succeed to the interests of the Plaza Ground Lessor in the fee estate, subject to Plaza Associates' leasehold estate under such Plaza Ground Lease. Each Plaza Ground Lease also specifically provides that the Plaza Ground Lessor may sell its interest in the applicable Plaza Leasehold Tract, but any such sale would be made subject to Plaza Associates' interest in the applicable Plaza Ground Lease.

  On August 1, 1991, as security for indebtedness owed to a third party, Trump Seashore transferred its interest in the TSA Lease to United States Trust Company of New York ("UST"), as trustee for the benefit of such third party creditor. The trust agreement among UST, Trump Seashore and such creditor provides that the trust shall terminate on the earlier of (i) August 1, 2012 or (ii) the date on which such third party creditor certifies to UST that all principal, interest and other sums due and owing from Trump Seashore to such third party creditor have been paid.

  On September 20, 1995, Trump Seashore and its third party lender entered into a mortgage note modification and extension agreement, pursuant to which Trump Seashore and such third party lender extended the term of the indebtedness described above, which matured in October 1993, to September 30, 1996, and increased the interest rate to be paid on such indebtedness to one and one-half percent in excess of the interest rate stated by such third party lender to be its prime rate.

  The SFA Lease and the PHMC Lease each contain options pursuant to which Plaza Associates may purchase the Plaza Leasehold Tract covered by such Plaza Ground Lease at certain times during the term of such Plaza Ground Lease under certain circumstances. The purchase price pursuant to each option is specified in the SFA Lease and the PHMC Lease, respectively.

  The Plaza Ground Leases are "net leases" pursuant to which Plaza Associates, in addition to the payment of fixed rent, is responsible for all costs and expenses with respect to the use, operation and ownership of the Plaza Leasehold Tracts and the improvements now, or which may in the future be, located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges.

  The improvements located on the Plaza Leasehold Tracts are owned by Plaza Associates during the terms of the respective Plaza Ground Leases and upon the expiration of the term of each Plaza Ground Lease (for whatever reason), ownership of such improvements will vest in the Plaza Ground Lessor.

  If a bankruptcy case is filed by or commenced against a Plaza Ground Lessor under applicable bankruptcy law, the trustee in bankruptcy in a liquidation or reorganization case under the applicable bankruptcy law, or a debtor-in-possession in a reorganization case under the applicable bankruptcy law, has the right, at its option, to assume or reject the Plaza Ground Lease of the debtor-lessor (subject, in each case, to court approval). If the Plaza Ground Lease is assumed, the rights and obligations of Plaza Associates thereunder, and the rights of the trustee with respect to the Plaza Notes (the "Plaza Note Trustee") as leasehold mortgagee under the agreements relating to the issuance of the Plaza Notes (the "Plaza Note Agreements"), would continue in full force and effect. If the Plaza Ground Lease is rejected, Plaza Associates would have the right, at its election, either (i) to treat the Plaza Ground Lease as terminated or (ii) to continue in possession of the land and improvements under the Plaza Ground Lease for the balance of the term thereof and at the rental set forth therein (with a right to offset against such rent any damages caused by the Plaza Ground Lessor's failure to thereafter perform its obligations under such Plaza Ground Lease). Under the Plaza Note Agreements, Plaza Associates assigned to the Plaza Note Trustee its rights to elect whether to treat the Plaza Ground Lease as terminated or to remain in possession of the leased premises if the Plaza Ground Leases are rejected.

  In the case of the Plaza Ground Leases, the rejection of a Plaza Ground Lease by a trustee in bankruptcy or debtor-lessor (as debtor-in-possession) may result in termination of any options to purchase the fee estate of the debtor-lessor and the Plaza Note Trustee's option (as leasehold mortgagee as described above), if the Plaza Ground Lease is terminated, to enter into a new lease directly with the lessor. In addition, under an interpretation of New Jersey law, it is possible that a court would regard such options as separate contracts and, therefore, severable from the Plaza Ground Lease. In such event, the trustee in bankruptcy or debtor-lessor (as debtor-in-possession) could assume the Plaza Ground Lease, while rejecting some or all of such options under the Plaza Ground Lease.

  Parking Parcels. Plaza Associates owns a parcel of land (the "Plaza Garage Parcel") located across the street from the Plaza Casino Parcel and along Pacific Avenue in a portion of the block bounded by Pacific Avenue, Mississippi Avenue, Atlantic Avenue and Missouri Avenue. Plaza Associates has constructed the Transportation Facility on the Plaza Garage Parcel. An enclosed pedestrian walkway from the parking garage accesses Trump Plaza at the casino level. Parking at the parking garage is available to Trump Plaza's guests, as well as to the general public. One of the tracts comprising a portion of the Plaza Garage Parcel is subject to a first mortgage on Plaza Associates' fee interest in such tract. As of December 31, 1995, such mortgage secured indebtedness had an approximate outstanding principal balance of $0.1 million.

  Plaza Associates leases, pursuant to the PHMC Lease, a parcel of land located on the northwest corner of the intersection of Mississippi and Pacific Avenues consisting of approximately 11,800 square feet ("Additional Parcel 1") and owns another parcel on Mississippi Avenue adjacent to Additional Parcel 1 consisting of approximately 5,750 square feet (the "Bordonaro Parcel"). Additional Parcel 1 and the Bordonaro Parcel are presently paved and used for surface parking.

  Plaza Associates also owns five parcels of land, aggregating approximately 43,300 square feet, and subleases one parcel consisting of approximately 3,125 square feet. All of such parcels are contiguous and are located along Atlantic Avenue, in the same block as the Plaza Garage Parcel. They are used for signage and surface parking and are not encumbered by any mortgage liens other than those of the Plaza Mortgages.

  Warehouse Parcel. Plaza Associates owns a warehouse and office facility located in Egg Harbor Township, New Jersey, containing approximately 64,000 square feet of space (the "Egg Harbor Parcel"). The Egg Harbor Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 1995, of approximately $1.5 million and is encumbered by the Plaza Mortgage.

  Trump Plaza East. In connection with the Merger Transaction, Plaza Associates intends to exercise the five-year option to purchase the fee and leasehold interests comprising Trump Plaza East (the "Trump Plaza East Purchase Option"). In October 1993, Plaza Associates assumed the leases associated with Trump Plaza East. Until such time as the Trump Plaza East Purchase Option is exercised or expires, Plaza Associates is obligated to pay the net expenses associated with Trump Plaza East. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" and "Executive

Compensation--Compensation Committee Interlocks and Insider Participation-- Certain Related Party Transactions of Trump." During the years ended December 31, 1995 and 1994, Plaza Associates incurred approximately $3.8 million and $4.9 million, respectively, of such expenses. Under the Trump Plaza East Purchase Option, Plaza Associates has the right to acquire the fee interest in Trump Plaza East for a purchase price of $28.0 million through December 31, 1996 increasing by $1.0 million annually thereafter until expiration on June 30, 1998.

  Plaza Associates currently intends to exercise the Trump Plaza East Purchase Option in connection with the Merger Transaction. However, if Plaza Associates does not exercise the Trump Plaza East Purchase Option in connection with the Merger Transaction, up to $30.0 million of internally generated funds and/or additional financing would be required to fund the acquisition pursuant to the existing purchase option. There can be no assurance that such financing would be available on attractive terms, if at all. In addition, the exercise of the Trump Plaza East Purchase Option may require the consent of certain of Trump's personal creditors, and there can be no assurance that such consent will be obtained at the time Plaza Associates desires to exercise the Trump Plaza East Purchase Option. The CCC has required that Plaza Associates exercise the Trump Plaza East Purchase Option no later than July 1, 1996. Plaza Associates intends to request that the CCC extend the July 1, 1996 deadline for exercising the Trump Plaza East Purchase Option if it is not exercised in connection with the Merger Transaction, although there can be no assurance that such extension would be granted. Failure to acquire Trump Plaza East, to obtain an extension of the July 1, 1996 deadline or to obtain an extension of the existing lease of the premises beyond its current June 30, 1998 expiration date would have a material adverse effect on Plaza Associates. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation-- Certain Related Party Transactions of Trump."

  Plaza Associates has substantially completed its renovation and integration of Trump Plaza East. If Plaza Associates is unable to finance the purchase price of Trump Plaza East pursuant to the Trump Plaza East Purchase Option, any amounts expended with respect to Trump Plaza East, including payments under the Trump Plaza East Purchase Option and the lease pursuant to which Plaza Associates leases Trump Plaza East, and any improvements thereon, would inure to the benefit of the owner of Trump Plaza East and not to Plaza Associates and would increase the cost of demolition of any improvements for which Plaza Associates would be liable. As of December 31, 1995, Plaza Associates had capitalized approximately $36.4 million in construction costs related to Trump Plaza East. If the development of Trump Plaza East is not successful, Trump AC would be required to write off the capitalized construction costs associated with the project.

  In September 1993, Trump (as predecessor in interest to Plaza Associates under the lease for Trump Plaza East) entered into the Time Warner Sublease with Time Warner pursuant to which Time Warner subleased the entire first floor of retail space for a new Warner Brothers Studio Store which opened in July 1994. The Time Warner Sublease provides for a ten-year term which expires on the last day of the month immediately preceding the tenth anniversary of the commencement date and contains two five-year renewal options exercisable by Time Warner. Time Warner renovated the premises in connection with opening the studio store. Rent under the Time Warner Sublease is currently accruing and will not become due and payable to Plaza Associates until the satisfaction of certain conditions designed to protect Time Warner from the termination of the Time Warner Sublease by reason of the termination of Plaza Associates' leasehold estate in Trump Plaza East or the foreclosure of a certain mortgage (prior to the exercise of the Trump Plaza East Purchase Option) and until Time Warner's unamortized construction costs are less than accrued rent. No assurances can be made that such conditions will be satisfied. In addition, Time Warner may terminate the Time Warner Sublease at any time after July 1996 in the event that gross sales for the store do not meet certain threshold amounts or at any time if Plaza Associates fails to operate a first-class hotel on Trump Plaza East. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation--Certain Related Party Transactions of Trump."

  Trump World's Fair. Pursuant to the option to purchase Trump World's Fair (the "Trump World's Fair Purchase Option"), on June 12, 1995, using proceeds from the June 1995 Offerings, Plaza Associates acquired title to Trump World's Fair. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Further, pursuant to an easement agreement with The New

Jersey Sports and Exposition Authority ("NJSEA"), Plaza Associates has an exclusive easement over, in and through the portions of the Atlantic City Convention Center to be used as the pedestrian walkway connecting Trump Plaza's main tower and Trump World's Fair. The easement is for a 25-year term and may be renewed at the option of Plaza Associates for one additional 25-year period. In consideration of the granting of the easement, Plaza Associates must pay to NJSEA the sum of $2,000,000 annually, such annual payment to be adjusted every five years to reflect changes in the consumer price index. Plaza Associates will have the right to terminate the easement agreement at any time upon six months' notice to NJSEA in consideration of a termination payment of $1,000,000. See also "Executive Compensation-- Compensation Committee Interlocks and Insider Participation--Certain Related Party Transactions of Trump" and "Business--Gaming and Other Laws and Regulations--New Jersey Gaming Regulations--Approved Hotel Facilities."

  Superior Mortgages. The liens securing the indebtedness on the Plaza Garage Parcel and the Egg Harbor Parcel (all of such liens are collectively called the "Existing Senior Plaza Mortgages") are all senior to the liens of the Plaza Mortgages. The principal amount currently secured by such Existing Senior Plaza Mortgages as of December 31, 1995 was, in the aggregate, approximately $3.0 million.

  Plaza Associates has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens of the Plaza Mortgages.

ITEM 3. LEGAL PROCEEDINGS.

  General. Plaza Associates, its partners, certain members of its former executive committee, and certain of its employees, have been involved in various legal proceedings. In general, Plaza Associates has agreed to indemnify such persons and entities against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

  Trump Plaza East. From monies made available to it, the CRDA is required to set aside $100 million for investment in hotel development projects in Atlantic City undertaken by casino licensees which result in the construction or rehabilitation of at least 200 hotel rooms by December 31, 1996. These investments are to fund up to 35% of the cost to casino licensees of such projects. See "Business--Gaming and Other Laws and Regulations--New Jersey Gaming Regulations--Investment Alternative Tax Obligations." Plaza Associates made application for such funding to the CRDA with respect to its proposed construction and rehabilitation of the Trump Plaza East hotel rooms and related Boardwalk and second level facilities, proposed demolition of an existing hotel expansion structure attached thereto and development of an appurtenant public park, roadway and parking area on the site thereof and proposed acquisition of the entire project site.

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

  As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated five condemnation proceedings in the Superior Court of New Jersey, Atlantic County, to acquire certain small parcels of land within the project site. The defendants in three of those matters, with respect to parcels which impact only the public park and parking areas, Casino Reinvestment Development Authority v. Banin, et al., Docket No. ATL-L-2676-94, Casino Reinvestment Development Authority v. Sabatini, et al., Docket No. ATL-L-2976-94, and Casino Reinvestment Development Authority v. Coking, et al., Docket No. ATL-L-2974-94, asserted numerous defenses to the condemnation complaints and filed counterclaims against CRDA and third-party complaints against Plaza Associates alleging, inter alia, an improper exercise of CRDA power for private purposes and conspiracy between the CRDA and Plaza Associates. After the filing of briefs and a hearing, a New Jersey Superior Court judge issued an opinion that the Trump Plaza East acquisition and renovation was not eligible for CRDA funding and, as a result, the CRDA could not exercise its power of eminent domain because the project included casino floor space. The court, by order dated April 18, 1995, dismissed the condemnation complaints with prejudice. On April 17, the same judge dismissed the counter claims and third-party complaints without prejudice. Notices of appeal were filed with the New Jersey Superior Court, Appellate Division, on April 21, 1995 by the CRDA and on April 24, 1995 by Plaza Associates. On May 1, 1995, the Casino Association of New Jersey on behalf of its members, 11 of the 12 Atlantic City casino hotels, filed a motion to intervene or, in the alternative, for leave to appear as an amicus curiae. Briefs have been filed by all parties and the matter has been scheduled for oral argument during the week beginning April 15, 1996.

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

  In a related matter, Vera Coking, et al. v. Atlantic City Planning Board and Trump Plaza Associates, Docket No. ATL-L-339-94, the Atlantic City Planning Board's approval of the Trump Plaza East renovation was challenged on various grounds. In July 1994, a New Jersey Superior Court judge upheld the Atlantic City Planning Board approvals with respect to the hotel renovation component of Trump Plaza East and the new roadway but invalidated the approval of the valet parking lot and the public park because Plaza Associates lacked site control with respect to the small parcels of land CRDA sought to condemn. Plaintiff appealed the court's decision upholding the approval of the hotel renovation and new roadway and Plaza Associates cross-appealed the court's decision invalidating the approval of the public park and valet parking area. Plaza Associates withdrew its cross-appeal and plaintiff's appeal is pending in the Superior Court of New Jersey, Appellate Division, Docket No. A-1511-94-T1. Plaza Associates received land-use approval for and has constructed the valet parking area after deletion of the small parcels.

  In another related matter, Josef Banin and Vera Coking v. Atlantic City Planning Board and Trump Plaza Associates, Docket No. L-2188-95, the land-use approval for this area has been challenged on various grounds. Plaza Associates filed its answer to the complaint denying the allegations of the complaint. The land-use approval involves certain minor amendments to the previously granted site plan approvals for the hotel renovation component of Trump Plaza East and the new roadway. The amendments included certain design changes with respect to the Trump Plaza East and certain design changes to the roadway. The amendments did not require any variance relief and the amendments fully complied with the Land Use Ordinance of the City of Atlantic City. The plaintiffs allege the Atlantic City Planning Board acted in an arbitrary and capricious manner in approving the amendments and further argue that the chairperson of the Atlantic City Planning Board had a conflict of interest in hearing the matter because of her status as an employee of the CRDA, the entity that had approved certain funding for the project. On January 26, 1996, the New Jersey Superior Court upheld the approval of the amendment by the Atlantic City Planning Board and rejected the plaintiffs' claim with respect to the chairwoman's conflict of interest. The plaintiffs may appeal the decision of the New Jersey Superior Court.

  Penthouse Litigation. On April 3, 1989, BPHC Acquisition, Inc. and BPHC Parking Corp. (collectively, "BPHC") filed a third-party complaint (the "Complaint") against Plaza Associates and Trump. The Complaint arose in connection with the action entitled Boardwalk Properties, Inc. and Penthouse International Ltd. v. BPHC Acquisition, Inc. and BPHC Parking Corp., which was instituted on March 20, 1989 in the New Jersey Superior Court, Chancery Division, Atlantic County.

  The suit arose in connection with the conditional sale by Boardwalk Properties, Inc. ("BPI") (or, with respect to certain of the property, BPI's agreement to sell) to Trump of BPI's fee and leasehold interests in (i) Trump Plaza East, (ii) an approximately 4.2-acre parcel of land located on Atlantic Avenue, diagonally across from Trump Plaza's parking garage (the "Columbus Plaza Site") which was then owned by an entity in which 50% of the interests were each owned by BPHC and BPI and (iii) an additional 1,462 square foot parcel of land located within the area of Trump Plaza East (the "Bongiovanni Site"). Prior to BPI entering into its agreement with Trump, BPI had entered into agreements with BPHC which provided, among other things, for the sale to BPHC of Trump Plaza East, as well as BPI's interest in the Columbus Plaza Site, assuming that certain contingencies were satisfied by a certain date. Additionally, by agreement between BPHC and BPI, in the event BPHC failed to close on Trump Plaza East, BPHC would convey to BPI the Bongiovanni Site. Upon BPHC's failure to close on Trump Plaza East, BPI entered into its agreement with Trump pursuant to which it sold Trump Plaza East to Trump and instituted a lawsuit against BPHC for specific performance to compel BPHC to transfer to BPI, BPHC's interest in the Columbus Plaza Site and Bongiovanni Site, as provided for in the various agreements between BPHC and BPI and in the agreement between BPI and Trump.

  The Complaint alleged that Plaza Associates and/or Trump engaged in the following activities: civil conspiracy, violations of the New Jersey Antitrust Act, violations of the New Jersey RICO statute, malicious interference with contractual relations, malicious interference with prospective economic advantage, inducement to breach a fiduciary duty and malicious abuse of process. The relief sought in the Complaint included, among other things, compensatory damages, punitive damages, treble damages, injunctive relief, the revocation of all of Plaza Associates' and Trump's casino licenses, the revocation of Plaza Associates' current Certificate of Partnership, the revocation of any other licenses or permits issued to Plaza Associates and Trump by the State of New Jersey, and a declaration voiding the conveyance by BPI to Trump of BPI's interest in Trump Plaza East, as well as BPI's and/or Trump's rights to obtain title to the Columbus Plaza Site.

  On October 13, 1993, a final judgment as to Trump and Plaza Associates was filed. That judgment dismissed each and every claim against Trump and Plaza Associates. The case remained open as to final resolution of all claims between BPI and BPHC. Following the entry of a subsequent judgment as to those claims, BPHC and BPI have settled all claims between them. BPHC is pursuing its appeal as to Trump and Plaza Associates but only as to its money damages claims of interference with contract and prospective economic advantage and of inducing BPI to breach its fiduciary duty to BPHC. All other claims raised in BPHC's complaint as to Trump and Plaza Associates and dismissed by the October 13, 1993 judgment have been finally determined in favor of Trump and Plaza Associates. All briefs due in connection with BPHC's appeal are being filed. No argument date has been set.

  Other Litigation. Various legal proceedings are now pending against Plaza Associates. Plaza Associates considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. The majority of such claims are covered by liability insurance (subject to applicable deductibles), and Plaza Associates believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of Plaza Associates.

  From time to time, Plaza Associates may be involved in routine administrative proceedings involving allegations that it has violated certain provisions of the Casino Control Act. However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on Plaza Associates or on its ability to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of Trump Plaza.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted by the Registrants to their security holders for a vote during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Plaza Funding. THCR Holdings has owned 100% of the common stock of Plaza Funding (the "Plaza Funding Stock") since June 12, 1995. There is no established trading market for the Plaza Funding Stock. Prior to June 12, 1995, Trump owned 100% of the Plaza Funding Stock. Pursuant to a contribution agreement, dated as of June 12, 1995, by and among Trump and THCR Holdings (the "1995 Contribution Agreement"), Trump transferred to THCR Holdings, among other things, 100% of the Plaza Funding Stock. The indenture pursuant to which the Plaza Notes were issued (the "Plaza Note Indenture") restricts the ability of Plaza Associates and Plaza Funding to declare or pay dividends and make other distributions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Plaza Associates. Through its ownership of 100% of Plaza Funding, Plaza Holding Inc. and Trump AC, THCR Holdings has beneficially owned 100% of Plaza Associates since June 12, 1995.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth certain historical consolidated financial information of Plaza Associates and Trump AC for each of the five years ended December 31, 1991 through 1995.

  All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated and condensed financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                        YEARS ENDED DECEMBER 31,
                               -----------------------------------------------
                                 1991      1992      1993      1994     1995
                               --------  --------  --------  --------  -------
                                         (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
 Revenues:
 Gaming......................  $233,265  $265,448  $264,081  $261,451  298,073
 Other.......................    66,411    73,270    69,203    66,869   74,182
 Trump World's Fair (formerly
  Trump Regency Hotel).......    11,547     9,465       --        --       --
                               --------  --------  --------  --------  -------
  Gross revenues.............   311,223   348,183   333,284   328,320  372,255
 Promotional allowances......    31,539    34,865    32,793    33,257   38,934
                               --------  --------  --------  --------  -------
  Net revenues...............   279,684   313,318   300,491   295,063  333,321
                               --------  --------  --------  --------  -------
 Costs and expenses:
 Gaming......................   133,547   146,328   136,895   139,540  164,839
 Other.......................    23,404    23,670    24,778    23,380   23,932
 General and administrative..    69,631    75,459    71,624    73,075   68,550
 Depreciation and
  amortization...............    16,193    15,842    17,554    15,653   16,213
 Restructuring charges.......       943     5,177       --        --       --
 Trump World's Fair (formerly
  Trump Regency Hotel).......    19,879    11,839       --        --       --
                               --------  --------  --------  --------  -------
  Total costs and expenses...   263,597   278,315   250,851   251,648  273,534
                               --------  --------  --------  --------  -------
 Income from operations......    16,087    35,003    49,640    43,415   59,787
                               --------  --------  --------  --------  -------
 Interest expense, net.......    33,363    31,356    39,889    48,219   43,261
 Other non-operating (income)
  expense(a).................    14,818     1,462     3,873     4,931    5,743
 Extraordinary (loss)
  gain(b)....................       --    (38,205)    4,120       --    (9,250)
 Provision (benefit) for
  income taxes...............    (2,864)     (233)      660      (865)     --
                               --------  --------  --------  --------  -------
 Net income (loss)...........  $(29,230) $(35,787) $  9,338  $ (8,870) $ 1,533
                               ========  ========  ========  ========  =======
BALANCE SHEET DATA (AT END OF
 PERIOD):
 Cash and cash equivalents...  $ 10,474  $ 18,802  $ 14,393  $ 11,144  $15,937
 Property and equipment,
  net........................   306,834   300,266   293,141   298,354  395,942
 Total assets................   378,398   370,349   374,498   375,643  480,024
 Total long-term debt, net of
  current maturities(c)......    33,326   249,723   395,948   403,214  332,721
 Preferred partnership
  interest...................       --     58,092       --        --       --
 Total capital (deficit).....    54,043    11,362   (54,710)  (63,580) 110,812

--------
(a) Other non-operating (income) expense for the year ended December 31, 1991 includes a $10.9 million charge associated with the rejection of the lease associated with the former Trump Regency Hotel and $4.0 million of costs associated with certain litigation. Other non-operating (income) expense for 1992 includes $1.5 million of costs associated with certain litigation. Other non-operating (income) expense for the years ended December 31, 1993, 1994 and 1995 includes $3.9, $4.9, and 3.7 million, respectively, of real estate taxes and leasing costs associated with Trump Plaza East.
(b) The extraordinary loss for the year ended December 31, 1992 consists of the effect of stating Plaza Funding's Preferred Stock issued at fair value as compared to the carrying value of these securities and the write off of certain deferred financing charges and costs. The excess of the carrying value of a note obligation over the amount of the settlement payment net of related prepaid expenses in the amount of $4,120,000 has been reported as an extraordinary gain for the year ended December 31, 1993. The extraordinary loss of $9,250,000 for the period from January 1, 1995 through June 12, 1995 relates to the redemption of the PIK Notes and PIK Note Warrants and the write off of related unamortized deferred financing costs.
(c) Reflects reclassification in 1991 of indebtedness relating to outstanding mortgage bonds as a current liability due to then existing events of default.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  Set forth below is a discussion and analysis of the financial condition and results of operations of Plaza Associates. Plaza Funding has no business operations other than its interest in Plaza Associates; accordingly, its results of operations are not discussed below.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

  Gaming revenues were $298.1 million for the year ended December 31, 1995, an increase of $36.6 million or 14.0% from gaming revenues of $261.5 million in 1994. This increase in gaming revenues consisted of an increase in both table games and slot revenues. While 1994 was adversely affected by unfavorable winter weather, construction and management turnover, management believes that the increase in gaming revenues in 1995 is also due to an increased level of demand evident in the Atlantic City market generally, as well as to management's marketing and other initiatives, including the introduction of new slot machines and table games, the addition of bill acceptors on slot machines, an increase in casino floor square footage and an increase in promotional allowances.

  Slot revenues were $201.7 million for the year ended December 31, 1995, an increase of $33.0 million or 19.5% from $168.7 million in 1994. This increase was primarily due to certain factors mentioned in the foregoing paragraph including the implementation of an aggressive slot marketing program.

  Table games revenues were $96.4 million for the year ended December 31, 1995, an increase of $3.6 million or 3.9% from table games revenues of $92.8 million in 1994. This was primarily due to an increase in table games drop (i.e., the dollar value of chips purchased) by $27.0 million or 4.5% for the year ended December 31, 1995 from 1994.

  During the year ended December 31, 1995, gaming credit extended to customers was approximately 17.7% of overall table play, an increase of approximately 0.7% from 1994. At December 31, 1995, gaming receivables amounted to approximately $13.8 million, an increase of approximately $0.1 million from 1994, with allowances for doubtful gaming receivables of approximately $7.9 million, a decrease of approximately $0.6 million from 1994.

  Other revenues were $74.2 million for the year ended December 31, 1995, an increase of $7.3 million or 10.9% from other revenues of $66.9 million in 1994. Other revenues include revenues from rooms, food and beverage and miscellaneous items. This increase primarily reflects increases in food and beverage revenues attendant to higher levels of gaming activity and promotional allowances and expenses.

  Promotional allowances were $38.9 million for the year ended December 31, 1995, an increase of $5.6 million or 16.8% from $33.3 million in 1994. This increase is primarily attributable to an increase in gaming activity.

  Gaming costs and expenses were $164.8 million for the year ended December 31, 1995, an increase of $25.3 million or 18.1% from gaming costs and expenses of $139.5 million in 1994. This increase is primarily due to increased promotional and operating expense and taxes associated with increased levels of gaming revenues from 1994.

  General and administrative expenses were $68.6 million for the year ended December 31, 1995, a decrease of $4.5 million or 6.2% from general and administrative expenses of $73.1 million in 1994. This decrease is primarily the result of cost containment measures.

  Income from operations was $59.8 million for the year ended December 31, 1995, an increase of $16.4 million or 37.8% from income from operations of $43.4 million in 1994.

  Net interest expense was $43.3 million for the year ended December 31, 1995, a decrease of $4.9 million or 10.2% from net interest expense of $48.2 million in 1994. This decrease is attributable to the retirement of the PIK Notes in June 1995 partly offset by the increased interest expense associated with equipment financing and capital leases incurred during 1995.

  Other non-operating expense was $5.7 million for the year ended December 31, 1995, an increase of $0.8 million or 16.3% from non-operating expense of $4.9 million in 1994. This increase is primarily attributable to costs associated with Trump World's Fair.

  The extraordinary loss of $9,250,000 for the year ended December 31, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the repurchase and redemption on June 12, 1995 of all of the PIK Notes and related PIK Note Warrants.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

  Gaming revenues were $261.5 million for the year ended December 31, 1994, a decrease of $2.6 million or 1.0% from gaming revenues of $264.1 million in 1993, although gaming revenues increased for the industry generally in Atlantic City for the year ended December 31, 1994 compared to the year ended December 31, 1993. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues. These results were impacted by a number of major ice and snow storms throughout the northeastern United States during the three months ended March 31, 1994 which severely restricted travel in the region. Bad weather also impacted the Atlantic City market's results for the three months ended March 31, 1993; however, the weather during the comparable period in 1994 was much more severe. The decrease in gaming revenues was also due in part to disruptions caused by an expansion of the casino floor which created operating inefficiencies by temporarily disrupting the normal flow of patrons upon entrance to the casino, as well as detracting from the overall appearance of the casino floor. Also, in 1994 Trump Plaza experienced turnover of certain key management positions which had a negative impact on operations. This negative impact was mitigated by the end of 1994 as new management was hired and began implementing new policies and marketing programs. See "Business--Business Strategy" and "Executive Compensation--Employment Agreements."

  Slot revenues were $168.7 million for the year ended December 31, 1994, a decrease of $1.8 million or 1.1% from slot revenues of $170.5 million in 1993. This decrease was due in part to the sensitivity of slot revenues to certain of the factors specified in the foregoing paragraph. Plaza Associates elected to discontinue certain progressive slot programs, thereby reversing certain accruals into revenue which had the effect of improving slot revenue by $0.6 million for the year ended December 31, 1994.

  Table games revenues were $92.8 million for the year ended December 31, 1994, a decrease of $0.8 million or 0.9% from table games revenues of $93.6 million in 1993. This decrease was primarily due to a reduction in table games drop by $26.7 million or 4.3% for the year ended December 31, 1994 from 1993, offset by an increase in the table game hold percentage (the percentage of table drop retained by Plaza Associates) to 15.5% for the year ended December 31, 1994 from 14.9% in 1993.

  During the year ended December 31, 1994, gaming credit extended to customers was approximately 17% of overall table play, a decrease of 1% from 1993. At December 31, 1994, gaming receivables amounted to approximately $13.7 million, a decrease of approximately $2.3 million from 1993, with allowances for doubtful gaming receivables of approximately $8.5 million, a decrease of approximately $1.9 million from 1993.

  Other revenues were $66.9 million for the year ended December 31, 1994, a decrease of $2.3 million or 3.3% from other revenues of $69.2 million in 1993. This decrease in other revenues primarily reflects decreases in food and beverage revenue resulting from changes in bus couponing.

  Promotional allowances were $33.3 million for the year ended December 31, 1994, an increase of $0.5 million or 1.5% from $32.8 million in 1993. This increase is attributable to increased marketing and promotional activities.

  Gaming costs and expenses were $139.5 million for the year ended December 31, 1994, an increase of $2.6 million or 1.9% from gaming costs and expenses of $136.9 million in 1993. This increase was primarily due to increased marketing costs instituted toward the end of 1994. These marketing programs consisted of increased bus programs and direct marketing activities. The increase in marketing costs was offset by decreased gaming taxes associated with the decreased levels of gaming activity and revenues from 1993.

  General and administrative expenses were $73.1 million for the year ended December 31, 1994, an increase of $1.5 million or 2.1% from the general and administrative expenses of $71.6 million in 1993. This increase resulted primarily from $1.1 million in cash associated with donations to the CRDA for the year ended December 31, 1994.

  Income from operations was $43.4 million for the year ended December 31, 1994, a decrease of $6.2 million or 12.5% from income from operations of $49.6 million for 1993.

  Net interest expense was $48.2 million for the year ended December 31, 1994, an increase of $8.3 million or 20.8% from net interest expense of $39.9 million in 1993. This increase is primarily attributable to increased interest expenses associated with the Plaza Notes and the PIK Notes which were outstanding for all of 1994.

  Other non-operating expense was $4.9 million (including $3.1 million of leasing costs) for the year ended December 31, 1994, an increase of $1.0 million or 25.6% from other non-operating expense of $3.9 million in 1993. This increase is directly attributable to twelve months of costs associated with Trump Plaza East. See Note 6 to the accompanying Financial Statements of Trump AC and Plaza Associates.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow from operating activities is Plaza Associates' principal source of liquidity. Cash flow from operating activities was $26.9 million for the year ended 1995. The increase of $6.9 million in net cash provided by operating activities as compared to 1994 principally reflects increased income from operations.

  Capital expenditures of $109.8 million for the year ended December 31, 1995 increased approximately $89.3 million from 1994. Capital expenditures attributable to Trump Plaza East were approximately $8.7 million and $24.9 million for the years ended December 31, 1994 and 1995. Capital expenditures attributable to Trump World's Fair were approximately $73.7 million for 1995. Capital expenditures for improvements to existing facilities were $11.8 million and $11.2 million for the years ended December 31, 1994 and 1995. See "Business--Facilities and Amenities--Trump Plaza."

  As described in "Business--Certain Indebtedness--Other Indebtedness," Plaza Associates has approximately $9.0 million in additional long-term indebtedness, including, as of December 31, 1995, approximately $3.0 million due under outstanding mortgage notes described under "Properties." Approximately $2.9 million of such indebtedness will mature through December 31, 1996. Management expects that this debt will be repaid with cash from operating activities.

  At December 31, 1995, Plaza Associates had combined working capital of $6.6 million, which included a receivable from the CRDA for $6.0 million for reimbursable improvements made to the Trump Plaza East, which receivable is currently the subject of litigation. See "Legal Proceedings." At December 31, 1994, Plaza Associates had a combined working capital deficit totalling $7.1 million, which also included such receivable.

  In 1993, Plaza Associates received the approval of the CCC, subject to certain conditions, for the expansion of its hotel facilities at Trump Plaza East. As part of the Trump Plaza Expansion, management commenced the expansion and renovation of rooms at Trump Plaza East and as of February 16, 1996, the casino and 249 (of 349) hotel rooms and suites had opened. Trump World's Fair renovations are scheduled for completion during the second quarter of 1996.

  As a result of the Trump Plaza Expansion, Plaza Associates will be permitted, subject to certain conditions, to increase, and is in the process of increasing, Trump Plaza's casino floor space to 90,000 square feet. Plaza

Associates petitioned the CCC to permit it to increase such space to 100,000 square feet pursuant to a statutory amendment which became effective January 25, 1995. In its May 18, 1995 declaratory rulings with respect to this petition, the CCC determined, among other things, that the approved hotel comprised of Trump Plaza's main tower and Trump Plaza East is permitted to contain a maximum of 100,000 square feet of casino space. Plaza Associates added to Trump Plaza approximately 9,000 square feet in April 1994, 1,000 square feet in July 1994, and 3,000 square feet in December 1994. At December 31, 1995, the total casino square footage was approximately 73,600 square feet. On February 15, 1996, an additional approximately 17,000 square feet of casino space was opened at Trump Plaza and Trump Plaza East.

  Pursuant to the Trump Plaza East Purchase Option, which expires on June 30, 1998, Plaza Associates may purchase both the fee and leasehold interest comprising Trump Plaza East. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation--Certain Related Party Transactions of Trump." Until such time as the Trump Plaza East Purchase Option is exercised or expires, Plaza Associates is obligated to pay the net expenses associated with Trump Plaza East, including, without limitation, current real estate taxes (approximately $1.2 million per year based upon current assessed valuation) and annual lease payments of $3.1 million per year. Under the Trump Plaza East Purchase Option, Plaza Associates has the right to acquire Trump Plaza East for a purchase price of $28.0 million through December 31, 1996, increasing by $1.0 million annually thereafter until expiration on June 30, 1998. In addition, Plaza Associates has the right of first offer upon any proposed sale of all or any portion of the fee interest in Trump Plaza East during the term of the Trump Plaza East Purchase Option (the "Right of First Offer"). Under the terms of the Trump Plaza East Purchase Option, if Plaza Associates defaults in making payments due under the terms of the Trump Plaza East Purchase Option, Plaza Associates would be liable to the grantor of the Trump Plaza East Purchase Option for the sum of
(a) the present value of all remaining payments to be made by Plaza Associates pursuant to the Trump Plaza East Purchase Option during the term thereof and
(b) the cost of demolition of all improvements then located at Trump Plaza East unless such improvements had been accepted in writing by the grantor. Plaza Associates intends to exercise the Trump Plaza East Purchase Option in connection with the Merger Transaction.

  Management believes that the net proceeds of the June 1995 Offerings and equipment financings allocated to Trump Plaza East and cash flow from operations should be sufficient to complete the planned renovations of Trump Plaza East at a remaining cost, at December 31, 1995, of approximately $8.7 million. Management anticipates incurring equipment financing for a portion of the gaming equipment at Trump Plaza East. Commitments are currently in place with respect to some of such financing, and management believes that it will be able to obtain the remainder of such financing on customary terms acceptable to Plaza Associates, although there can be no assurance given to that effect. Pursuant to the Right of First Offer, Plaza Associates has ten days after receiving written notice from the grantor of the proposed sale to commit to exercise the right to acquire Trump Plaza East at the lesser of the proposed sale price and the applicable exercise price under the Trump Plaza East Purchase Option. If Plaza Associates commits to exercise the Right of First Offer, it has ten days from the date of the commitment to deposit $3,000,000 with the grantor, to be credited towards the purchase price or to be retained by the grantor if the closing, through no fault of the grantor, does not occur within 90 days (or, subject to certain conditions, 120 days) of the date of the commitment. There can be no assurance that Plaza Associates would have the liquidity necessary to exercise its Right of First Offer on a timely basis should it be required; however, a portion of the proceeds from the Offerings will be used to exercise the Trump Plaza East Purchase Option.

  Approximately $58 million of the net proceeds of the June 1995 Offerings were used to exercise the Trump World's Fair Purchase Option. Management believes that the net proceeds of the June 1995 Offerings, together with additional equipment financing, will be sufficient to fund the additional approximately $42.5 million required to complete renovation of and open Trump World's Fair in the second quarter of 1996, although there can be no assurance given to that effect. Associated with the opening of Trump World's Fair, management anticipates incurring approximately $5.3 million of pre-opening costs, which will be expensed at the time of its opening.

  Pursuant to the terms of an agreement dated January 24, 1993 by and between Plaza Associates and Trump Plaza Management Corp. ("TPM") (the "TPM Services Agreement"), in consideration for services provided, Plaza Associates pays TPM each year an annual fee of $1.0 million in equal monthly installments and reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under the TPM Services Agreement, up to certain amounts. Approximately $1.3 million, $1.3 million and $1.2 million of payments under the TPM Services Agreement were expensed for the years ended December 31, 1995, 1994 and 1993, respectively. Payments received under the TPM Services Agreement are currently pledged by TPM to secure lease payments for a helicopter that TPM makes available to Plaza Associates. Pending approval by the lessor of the helicopter, it is currently contemplated that the stock of TPM will be transferred by Trump to THCR Holdings, which will in turn assume the lease and related obligations. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation--Certain Related Party Transactions of Trump."

  In addition, Plaza Associates may be obligated to comply with certain proposed regulations of OSHA, if adopted. See "Business--Gaming and Other Laws and Regulations--Other Laws and Regulations."

SEASONALITY

  The gaming industry in Atlantic City is seasonal, with the heaviest activity at Trump Plaza occurring during the period from May through September. Consequently, THCR's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September. THCR has no operating history in Indiana, and is unable to predict seasonality with respect to the Indiana Riverboat.

INFLATION

  There was no significant impact on Plaza Associates' operations as a result of inflation during 1995, 1994 or 1993.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                           PAGE
Trump Plaza Funding, Inc.
  Report of Independent Public Accountants................................  36
  Balance Sheets as of December 31, 1994 and 1995.........................  37
  Statements of Income for the years ended December 31, 1993, 1994 and
   1995...................................................................  38
  Statements of Capital for the years ended December 31, 1993, 1994 and
   1995...................................................................  39
  Statements of Cash Flows for the years ended December 31, 1993, 1994 and
   1995...................................................................  40
Trump Atlantic City Associates and Trump Plaza Associates
  Report of Independent Public Accountants................................  41
  Consolidated Balance Sheets as of December 31, 1994 and 1995............  42
  Consolidated Statements of Operations for the years ended December 31,
   1993, 1994
   and 1995...............................................................  43
  Consolidated Statements of Capital (Deficit) for the years ended
   December 31, 1993, 1994
   and 1995...............................................................  44
  Consolidated Statements of Cash Flows for the years ended December 31,
   1993, 1994
   and 1995...............................................................  45
Trump Plaza Funding, Inc. and Trump Atlantic City Associates and Trump
   Plaza Associates
   Notes to Financial Statements..........................................  46
Financial Statement Schedule
  Report of Independent Public Accountants................................  57
  Schedule II--Valuation and Qualifying Accounts for the Years Ended
   December 31, 1995, 1994 and 1993.......................................  58

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Plaza Funding, Inc.:

  We have audited the accompanying balance sheets of Trump Plaza Funding, Inc. (a New Jersey corporation) as of December 31, 1994 and 1995, and the related statements of income, capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the management of Trump Plaza Funding, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Plaza Funding, Inc. as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                          Arthur Andersen LLP

Roseland, New Jersey
February 21, 1996

                           TRUMP PLAZA FUNDING, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1995

                                                     DECEMBER 31, DECEMBER 31,
                                                         1994         1995
                                                     ------------ ------------
                                     ASSETS
CURRENT ASSETS:
Cash................................................ $      2,000 $      2,000
Mortgage Interest Receivable........................    1,495,000    1,495,000
                                                     ------------ ------------
  Total Current Assets..............................    1,497,000    1,497,000
Mortgage Note Receivable............................  326,234,000  326,652,000
Receivable from Partnership.........................    3,822,000    3,822,000
                                                     ------------ ------------
  Total Assets...................................... $331,553,000 $331,971,000
                                                     ============ ============
                            LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accrued Interest Payable............................ $  1,495,000 $  1,495,000
                                                     ------------ ------------
  Total Current Liabilities.........................    1,495,000    1,495,000
10 7/8% Mortgage Bonds, net of discount due 2001
 (Notes 1, 2, and 3)................................  326,234,000  326,652,000
Deferred Income Taxes Payable.......................    3,822,000    3,822,000
                                                     ------------ ------------
  Total Liabilities.................................  331,551,000  331,969,000
Commitments and Contingencies (Note 6)..............          --           --
Common Stock, $.01 par value, 1,000 shares autho-
 rized, 100 shares issued and outstanding...........          --           --
Additional Paid in Capital..........................        2,000        2,000
Retained Earnings...................................          --           --
                                                     ------------ ------------
  Total Liabilities and Capital..................... $331,553,000 $331,971,000
                                                     ============ ============


  The accompanying notes to financial statements are an integral part of these balance sheets.

                           TRUMP PLAZA FUNDING, INC.
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                          1993          1994          1995
                                      ------------  ------------  ------------
Interest Income From Partnership....  $ 32,642,000  $ 36,262,000  $ 36,306,000
Preferred Partnership Investment In-
 come...............................     3,993,000           --            --
Reimbursement for Income Taxes......     1,802,000       101,000           --
Interest Expense....................   (32,642,000)  (36,262,000)  (36,306,000)
Directors' Fees and Other Expenses..      (497,000)     (101,000)          --
                                      ------------  ------------  ------------
Income Before Provision for Taxes...     5,298,000           --            --
Provision for Income Taxes..........     1,802,000           --            --
                                      ------------  ------------  ------------
  Net Income........................  $  3,496,000  $        --   $        --
                                      ============  ============  ============



  The accompanying notes to financial statements are an integral part of these statements.

                           TRUMP PLAZA FUNDING, INC.
                             STATEMENTS OF CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                            COMMON STOCK
                          ------------------
                          NUMBER OF            ADDITIONAL     RETAINED
                            SHARES    AMOUNT PAID IN CAPITAL  EARNINGS       TOTAL
                          ----------  ------ --------------- -----------  ------------
Balance,
 December 31, 1992......   2,999,580  $ --    $      2,000   $       --   $      2,000
 Net Income.............         --     --             --      3,496,000     3,496,000
 Accrued dividends on
  preferred stock.......         --     --             --     (3,678,000)   (3,678,000)
 Preferred Stock
  Accretion.............         --     --             --       (315,000)     (315,000)
 Capital contribution
  from Partnership......         --     --      40,000,000       497,000    40,497,000
 Capital contribution
  from Donald J. Trump..         --     --      35,000,000           --     35,000,000
 Redemption of Preferred
  Stock.................         --     --     (75,000,000)          --    (75,000,000)
Redemption of stock
 units upon consummation
 of offering, effective
 June 25, 1993..........  (2,999,580)   --             --            --            --
Issuance of stock upon
 consummation of offer-
 ing, effective June 25,
 1993 ..................         100    --             --            --            --
                          ----------  -----   ------------   -----------  ------------
Balance,
 December 31, 1993......         100    --           2,000           --          2,000
 Net Income.............         --     --             --            --            --
                          ----------  -----   ------------   -----------  ------------
Balance,
 December 31, 1994......         100    --           2,000           --          2,000
                          ----------  -----   ------------   -----------  ------------
 Net income.............         --     --             --            --            --
                          ----------  -----   ------------   -----------  ------------
Balance,
 December 31, 1995......         100  $ --    $      2,000   $       --   $      2,000
                          ==========  =====   ============   ===========  ============


  The accompanying notes to financial statements are an integral part of these statements

                           TRUMP PLAZA FUNDING, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                               1993         1994       1995
                                           -------------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...............................  $   3,496,000  $     --   $     --
Adjustments to Reconcile Net Income To
 Net Cash Flows Provided by Operating Ac-
 tivities:
  Accretion of Discount on Indebtedness..        172,000    375,000    418,000
  Preferred Stock Accretion..............       (315,000)       --         --
  Deferred Income Taxes Payable..........        747,000        --         --
                                           -------------  ---------  ---------
                                               4,100,000    375,000
Decrease in receivable from Partnership..        305,000    101,000        --
Decrease in interest receivable..........      6,455,000        --         --
Decrease (increase) in income taxes pay-
 able....................................        974,000   (101,000)       --
Decrease in accrued interest payable.....     (6,455,000)       --         --
                                           -------------  ---------  ---------
Net Cash Flows Provided by Operating Ac-
 tivities................................      5,379,000    375,000    418,000
                                           -------------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Preferred Stock Dividends..............     (5,704,000)       --         --
                                           -------------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contribution...................     35,000,000        --         --
  Distribution from Partnership..........     40,497,000        --         --
  Increase in Mortgage Note receivable...   (100,857,000)  (375,000)  (418,000)
  Additional borrowings..................    325,587,000        --         --
  Payment of long term debt..............   (225,000,000)       --         --
  Redemption of Preferred Stock..........    (75,000,000)       --         --
                                           -------------  ---------  ---------
Net Cash Flows (used in) provided by Fi-
 nancing Activities......................        325,000   (375,000)  (418,000)
                                           -------------  ---------  ---------
Net Change in Cash.......................            --         --         --
Cash at Beginning of Year................          2,000      2,000      2,000
                                           -------------  ---------  ---------
Cash at End of Year......................  $       2,000  $   2,000  $   2,000
                                           =============  =========  =========


  The accompanying notes to financial statements are an integral part of these statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Atlantic City Associates and
 Trump Plaza Associates:

  We have audited the accompanying consolidated balance sheets of Trump Atlantic City Associates (a New Jersey general partnership) and Trump Plaza Associates (a New Jersey general partnership) as of December 31, 1994 and 1995, and the related consolidated statements of operations, capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the management of Trump Atlantic City Associates and Trump Plaza Associates. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Atlantic City Associates and Trump Plaza Associates as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                          Arthur Andersen LLP

Roseland, New Jersey
February 21, 1996

           TRUMP ATLANTIC CITY ASSOCIATES AND TRUMP PLAZA ASSOCIATES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1995

                                                       1994           1995
                                                   -------------  -------------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.......................  $  11,144,000  $  15,937,000
 Trade receivables, net of allowances for
  doubtful accounts of $8,493,000 and $8,077,000,
  respectively...................................      6,685,000      7,576,000
 Accounts receivable, other (Note 6).............        112,000      6,482,000
 Inventories.....................................      2,477,000      2,609,000
 Prepaid expenses and other current assets.......      4,280,000      5,045,000
 Due from affiliates, net (Note 8)...............            --       1,298,000
                                                   -------------  -------------
 Total current assets............................     24,698,000     38,947,000
                                                   -------------  -------------
PROPERTY AND EQUIPMENT (Notes 4, 6 and 8):
 Land and land improvements......................     36,463,000     48,308,000
 Buildings and building improvements.............    297,573,000    350,366,000
 Furniture, fixtures and equipment...............     84,709,000     90,965,000
 Leasehold improvements..........................      2,404,000      2,404,000
 Construction in progress........................     14,864,000     51,183,000
                                                   -------------  -------------
                                                     436,013,000    543,226,000
 Less--Accumulated depreciation and
  amortization...................................   (137,659,000)  (147,284,000)
                                                   -------------  -------------
 Net property and equipment......................    298,354,000    395,942,000
                                                   -------------  -------------
LAND RIGHTS, net of accumulated amortization of
 $3,780,000 and $4,149,000, respectively.........     29,688,000     29,320,000
                                                   -------------  -------------
OTHER ASSETS:
 Deferred bond issuance costs, net of accumulated
  amortization of $3,270,000 and $7,525,000,
  respectively (Note 3)..........................     14,125,000      9,866,000
 Other Assets....................................      8,778,000      5,949,000
                                                   -------------  -------------
 Total other assets..............................     22,903,000     15,815,000
                                                   -------------  -------------
 Total assets....................................  $ 375,643,000  $ 480,024,000
                                                   =============  =============

                            LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
 Current maturities of long-term debt (Note 3)...  $   2,969,000  $   2,901,000
 Accounts payable................................      9,156,000      8,290,000
 Accrued payroll.................................      4,026,000      6,815,000
 Self insurance reserves (Note 6)................      4,039,000      3,750,000
 Accrued interest payable (Note 3)...............      1,871,000      1,497,000
 Other accrued expenses..........................      7,693,000      6,399,000
 Other current liabilities.......................      1,868,000      2,658,000
 Due to affiliates, net (Note 8).................        206,000            --
                                                   -------------  -------------
 Total current liabilities.......................     31,828,000     32,310,000
                                                   -------------  -------------
NON-CURRENT LIABILITIES:
 Long-term debt, net of current maturities (Note
  3).............................................    403,214,000    332,721,000
 Distribution payable to Trump Plaza Funding,
  Inc. ..........................................      3,822,000      3,822,000
 Deferred state income taxes.....................        359,000        359,000
                                                   -------------  -------------
 Total non-current liabilities...................    407,395,000    336,902,000
                                                   -------------  -------------
 Total liabilities...............................    439,223,000    369,212,000
                                                   -------------  -------------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)....            --             --
CAPITAL (DEFICIT):
 Partners' Equity (Deficit)......................    (78,772,000)    94,087,000
 Retained Earnings...............................     15,192,000     16,725,000
                                                   -------------  -------------
 Total Capital (Deficit).........................    (63,580,000)   110,812,000
                                                   -------------  -------------
 Total liabilities and capital...................  $ 375,643,000  $ 480,024,000
                                                   =============  =============

  The accompanying notes to financial statements are an integral part of these consolidated financial statements.

           TRUMP ATLANTIC CITY ASSOCIATES AND TRUMP PLAZA ASSOCIATES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                          1993          1994          1995
                                      ------------  ------------  ------------
REVENUES:
  Gaming............................  $264,081,000  $261,451,000  $298,073,000
  Rooms.............................    18,324,000    18,312,000    19,986,000
  Food and Beverage.................    41,941,000    40,149,000    44,602,000
  Other.............................     8,938,000     8,408,000     9,594,000
                                      ------------  ------------  ------------
    Gross Revenues..................   333,284,000   328,320,000   372,255,000
  Less-Promotional allowances.......    32,793,000    33,257,000    38,934,000
                                      ------------  ------------  ------------
    Net Revenues....................   300,491,000   295,063,000   333,321,000
                                      ------------  ------------  ------------
COSTS AND EXPENSES:
  Gaming............................   136,895,000   139,540,000   164,839,000
  Rooms.............................     2,831,000     2,715,000     2,263,000
  Food and Beverage.................    18,093,000    17,050,000    18,306,000
  General and Administrative........    71,624,000    73,075,000    68,550,000
  Depreciation and Amortization.....    17,554,000    15,653,000    16,213,000
  Other.............................     3,854,000     3,615,000     3,363,000
                                      ------------  ------------  ------------
                                       250,851,000   251,648,000   273,534,000
                                      ------------  ------------  ------------
    Income from operations..........    49,640,000    43,415,000    59,787,000
                                      ------------  ------------  ------------
NON-OPERATING INCOME (EXPENSE):
  Interest income...................       546,000       842,000     1,003,000
  Interest expense (Note 3).........   (40,435,000)  (49,061,000)  (44,264,000)
  Non-operating expense (Note 5)....    (3,873,000)   (4,931,000)   (5,743,000)
                                      ------------  ------------  ------------
    Non-operating expense, net......   (43,762,000)  (53,150,000)  (49,004,000)
                                      ------------  ------------  ------------
Income (loss) before state income
 taxes and extraordinary items......     5,878,000    (9,735,000)   10,783,000
PROVISION (BENEFIT) FOR STATE INCOME
 TAXES..............................       660,000      (865,000)          --
                                      ------------  ------------  ------------
Income (loss) before extraordinary
 items..............................     5,218,000    (8,870,000)   10,783,000
Extraordinary gain (loss) (Note 5)..     4,120,000           --     (9,250,000)
                                      ------------  ------------  ------------
Net income (loss)...................  $  9,338,000  $ (8,870,000) $  1,533,000
                                      ============  ============  ============

  The accompanying notes to financial statements are an integral part of these consolidated financial statements.

           TRUMP ATLANTIC CITY ASSOCIATES AND TRUMP PLAZA ASSOCIATES
                  CONSOLIDATED STATEMENTS OF CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                         PARTNERS'     RETAINED
                                          CAPITAL      EARNINGS       TOTAL
                                        ------------  -----------  ------------
Balance, December 31, 1992............  $ (3,362,000) $14,724,000  $ 11,362,000
Net Income............................           --     9,338,000     9,338,000
Preferred Plaza Associates Interest
 Distribution.........................    (6,317,000)         --     (6,317,000)
Distribution to Donald J. Trump to
 repay certain personal indebtedness..   (52,500,000)         --    (52,500,000)
Distribution to Donald J. Trump to
 redeem Trump Plaza Funding, Inc.
 Preferred Stock Units................   (35,000,000)         --    (35,000,000)
Conversion of Preferred Plaza
 Associates Interest into General
 Plaza Associates Interest............    18,407,000          --     18,407,000
                                        ------------  -----------  ------------
Balance, December 31, 1993............   (78,772,000)  24,062,000   (54,710,000)
Net Loss..............................           --    (8,870,000)   (8,870,000)
                                        ------------  -----------  ------------
Balance, December 31, 1994............  $(78,772,000) $15,192,000  $(63,580,000)
Contributed Capital Trump Hotels and
 Casino Resorts Holdings, L.P.........   172,859,000          --    172,859,000
Net Income............................           --     1,533,000     1,533,000
                                        ------------  -----------  ------------
Balance, December 31, 1995............  $ 94,087,000  $16,725,000  $110,812,000
                                        ============  ===========  ============



  The accompanying notes to financial statements are an integral part of these consolidated financial statements.

           TRUMP ATLANTIC CITY ASSOCIATES AND TRUMP PLAZA ASSOCIATES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                         1993           1994          1995
                                     -------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVI-
 TIES:
 Net income (loss).................  $   9,338,000  $ (8,870,000) $   1,533,000
 Adjustments to reconcile net in-
  come (loss) to net cash flows
  provided by operating activities:
 Noncash charges:
  Extraordinary loss (gain)........     (4,120,000)          --       9,250,000
  Depreciation and amortization....     17,554,000    15,653,000     16,213,000
  Accretion of discount on indebt-
   edness..........................        862,000     1,916,000      1,130,000
  Provision for losses on receiv-
   ables...........................         90,000       396,000      1,057,000
  Deferred state income taxes......        729,000      (865,000)           --
  Utilization of CRDA credits and
   donations.......................            --      1,062,000        388,000
  Valuation allowance of CRDA in-
   vestments.......................      1,047,000       394,000     (1,098,000)
                                     -------------  ------------  -------------
                                        25,500,000     9,686,000     28,473,000
  Decrease (increase) in receiv-
   ables...........................        823,000      (236,000)    (8,318,000)
  Decrease (increase) in invento-
   ries............................       (498,000)      (91,000)       371,000
  Increase in prepaid expenses and
   other current assets............       (199,000)   (1,385,000)      (765,000)
  Decrease in other assets.........      2,530,000     1,504,000      8,074,000
  Increase in amounts due to
   (from) affiliates...............        188,000       109,000     (1,504,000)
  Increase (decrease) in accounts
   payable, accrued expenses and
   other current liabilities.......     (6,524,000)   10,464,000        592,000
  Decrease in distribution payable
   to Trump Plaza Funding, Inc. ...            --       (101,000)           --
                                     -------------  ------------  -------------
   Net cash flows provided by oper-
    ating activities...............  $  21,820,000  $ 19,950,000  $  26,923,000
                                     -------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVI-
 TIES:
 Purchases of property and equip-
  ment.............................  $ (10,052,000) $(20,489,000)  (109,756,000)
 Purchases of CRDA investments.....     (2,823,000)   (2,525,000)    (3,178,000)
 Cash refund of CRDA deposits......        196,000     1,323,000            --
                                     -------------  ------------  -------------
   Net cash flows used in investing
    activities.....................    (12,679,000)  (21,691,000)  (112,934,000)
                                     -------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVI-
 TIES:
 Deferred financing costs..........    (17,342,000)          --             --
 Distributions to Donald J. Trump..    (87,500,000)          --             --
 Distributions to Plaza Funding....    (40,000,000)          --             --
 Preferred Plaza Associates Inter-
  est Distribution.................     (6,282,000)          --             --
 Additional Borrowings.............    386,147,000       375,000      4,218,000
 Payments and current maturities of
  long-term debt...................   (248,573,000)   (1,883,000)    (4,527,000)
 Redemption of PIK Notes...........            --            --     (81,746,000)
 Contributed Capital--Trump Hotel
  and Casino Resorts Hold-
  ings, L.P. ......................            --            --     172,859,000
                                     -------------  ------------  -------------
   Net cash flows provided by (used
    in) financing activities.......    (13,550,000)   (1,508,000)    90,804,000
                                     -------------  ------------  -------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS..................     (4,409,000)   (3,249,000)     4,793,000
CASH AND CASH EQUIVALENTS AT BEGIN-
 NING OF YEAR......................     18,802,000    14,393,000     11,144,000
                                     -------------  ------------  -------------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR..............................  $  14,393,000  $ 11,144,000  $  15,937,000
                                     =============  ============  =============

  The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                           TRUMP PLAZA FUNDING, INC.
                      AND TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION

  The accompanying financial statements include those of Trump Atlantic City Associates ("Trump AC"), a New Jersey general partnership (formerly Trump Plaza Holding Associates), and its 99% owned subsidiary, Trump Plaza Associates ("Plaza Associates"), a New Jersey general partnership which owns and operates Trump Plaza Hotel and Casino ("Trump Plaza") located in Atlantic City, New Jersey. Trump Plaza Funding, Inc. ("Plaza Funding"), a New Jersey corporation, owns the remaining 1% interest in Plaza Associates. Trump AC's sole source of liquidity is distributions in respect of its interest in Plaza Associates. Trump AC and Plaza Funding are owned by Trump Hotels and Casino Resorts Holdings, L.P. ("THCR Holdings").

  All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. The minority interest in Plaza Associates has not been separately reflected in the consolidated financial statements of Trump AC since it is not material.

  Plaza Funding was incorporated on March 14, 1986 and was originally formed solely to raise funds through the issuance and sale of its debt securities for the benefit of Plaza Associates. As part of a Prepackaged Plan or Reorganization under Chapter 11 of the U.S. Bankruptcy Code consummated on
May 29, 1992, Plaza Funding became a partner of Plaza Associates and issued approximately three million stock units, each comprised of one share of Preferred Stock and one share of Common Stock of Plaza Funding. On June 25, 1993, the stock units were redeemed with a portion of the proceeds of Plaza Funding's 10 7/8% First Mortgage Notes due 2001 (the "Plaza Notes") as well as Trump AC's stock units.

  Trump AC was formed in February, 1993 for the purpose of raising funds for Plaza Associates. On June 25, 1993, Trump AC completed the sale of 12,000 Units (the "Units"), each Unit consisting of $5,000 principal amount of 12 1/2% Pay-In-Kind Notes, due 2003 (the "PIK Notes"), and one PIK Note Warrant (the "PIK Note Warrants") to acquire $1,000 principal amount of PIK Notes. The PIK Notes and the PIK Note Warrants are separately transferable. Trump AC has no other assets or business other than its 99% equity interest in Plaza Associates.

  Plaza Associates was organized in June 1982. Prior to the date of the consummation of the Offerings (as defined), Plaza Associates' three partners were TP/GP Inc. ("Trump Plaza/GP"), the managing general partner of Plaza Associates, Plaza Funding and Donald J. Trump ("Trump"). On June 25, 1993, Trump contributed his interest in Trump Plaza/GP to Plaza Funding and Trump Plaza/GP merged with and into Plaza Funding. Plaza Funding then became the managing general partner of Plaza Associates. In addition, Trump contributed his interest in Plaza Associates to Trump AC, and Plaza Funding and Trump AC, each of which are wholly owned by Trump, became the sole partners of Plaza Associates.

  On June 12, 1995, Trump Hotels & Casino Resorts, Inc., ("THCR"), completed a public offering of 10,000,000 shares of common stock at $14.00 per share (the "Stock Offering") for gross proceeds of $140,000,000. Concurrently with the Stock Offering, Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"), and 60% of THCR, together with its subsidiary, Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding"), issued 15 1/2% Senior Secured Notes (the "Senior Secured Notes") for gross proceeds of $155,000,000 (the "Note Offering" and, together with the Stock Offerings, the "1995 Offerings"). From the proceeds from the Stock Offering, THCR contributed $126,848,000 to THCR Holdings. THCR Holdings subsequently contributed $172,859,000 to Trump AC.

  Prior to the 1995 Offerings, Trump was the sole stockholder of THCR and sole beneficial owner of THCR Holdings. Concurrent with the 1995 Offerings, Trump contributed to THCR Holdings all of his

                           TRUMP PLAZA FUNDING, INC.
                      AND TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

beneficial interest in Plaza Associates (consisting of all of the outstanding capital stock of Plaza Funding, a 99% equity interest in Trump AC and all of the outstanding capital stock of Trump Plaza Holding Inc. which owns the remaining 1% equity interest in Trump AC). Trump also contributed to THCR Holdings all of his existing interest and rights to new gaming activities in both emerging and established gaming jurisdictions, including Trump Indiana but excluding his interests in the Trump Taj Mahal Casino Resort (the "Taj Mahal") and Trump's Castle Casino Resort.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Basis of Presentation

  Plaza Associates operates a luxury casino hotel, Trump Plaza, located on The Boardwalk in Atlantic City which provides high quality amenities and services to its casino patrons and hotel guests. A substantial portion of Trump Plaza's revenues are derived from its gaming operations and in the past Trump Plaza has targeted the higher-end drive-in slot customer. Competition in the Atlantic City casino total market is intense and management believes that this competition will continue as more casinos are opened and new entrants into the gaming industry become operational.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

  Gaming revenues represent the net win from gaming activities which is the difference between amounts wagered and amounts won by patrons. Revenue from hotel and other services are recognized at the time the related service is performed.

  Plaza Associates provides an allowance for doubtful accounts arising from casino, hotel and other services, which is based upon a specific review of certain outstanding receivables as well as historical collection information. In determining the amount of the allowance, management is required to make certain estimates and assumptions regarding the timing and amount of collection. Actual results could differ from those estimates and assumptions.

 Promotional Allowances

  The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:

                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1993        1994        1995
                                             ----------- ----------- -----------
   Rooms.................................... $ 4,190,000 $ 4,311,000 $ 4,836,000
   Food and Beverage........................  14,726,000  15,373,000  17,167,000
   Other....................................   3,688,000   4,169,000   4,076,000
                                             ----------- ----------- -----------
                                             $22,604,000 $23,853,000 $26,079,000
                                             =========== =========== ===========

                           TRUMP PLAZA FUNDING, INC.
                      AND TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  During 1994, certain Progressive Slot Jackpot Programs were discontinued which resulted in $585,000 of related accruals being taken into income.

 Inventories

  Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

 Property and Equipment

  Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

     Buildings and building improvements............................    40 years
     Furniture, fixtures and equipment..............................  3-10 years
     Leasehold improvements......................................... 10-40 years

  Interest associated with borrowings used to finance construction projects has been capitalized and is being amortized over the estimated useful lives of the assets.

 Land Rights

  Land rights represent the fair value of such rights at the time of contribution to Plaza Associates by the Trump Plaza Corporation, an affiliate of Plaza Associates. These rights are being amortized over the period of the underlying operating leases which extend through 2078.

 Long-Lived Assets

  During 1995, Plaza Associates adopted the provisions of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. As a result of its review, Plaza Associates does not believe that any impairment exists in the recoverability of its long-lived assets.

 Income Taxes

  Plaza Funding, Trump AC and Plaza Associates adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), effective January 1, 1993. Adoption of this new standard did not have a significant impact on the respective statements of financial condition or results of operations. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  The accompanying consolidated financial statements of Trump AC and Plaza Associates do not include a provision for federal income taxes since any income or losses allocated to its partners are reportable for federal income tax purposes by the partners.

                           TRUMP PLAZA FUNDING, INC.
                      AND TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates is required to file a New Jersey corporation business tax return. Accordingly, a provision (benefit) for state income taxes has been reflected in the accompanying consolidated financial statements of Trump AC and Plaza Associates. For state income tax purposes, available net operating loss carryforwards have been utilized to offset 1995 taxable income. As of December 31, 1995, Trump AC and Plaza Associates had state tax net operating loss carryforwards of approximately $31,000,000 which are available to offset future state taxable income. Such carryforwards expire from 1997 to 2001. The net operating loss carryforwards result in a deferred tax asset of $2,790,000 which has been offset by a valuation allowance of $2,790,000 as utilization of such carryforwards is not considered to be more likely than not.

  Plaza Associates' deferred state income taxes result primarily from differences in the timing of reporting depreciation for tax and financial statement purposes.

 Statements of Cash Flows

  For purposes of the statements of cash flows, Trump AC and Plaza Associates consider all highly liquid debt instruments purchased with a maturity of three months or less at time of acquisition to be cash equivalents. The following supplemental disclosures are made to the statements of cash flows.

                                              1993        1994        1995
                                           ----------- ----------- -----------
   Cash paid during the year for
    interest.............................. $41,118,000 $36,538,000 $41,288,000
                                           =========== =========== ===========
   Cash paid for state and Federal income
    taxes................................. $    81,000 $       --  $       --
                                           =========== =========== ===========
   Issuance of debt in exchange for
    accrued interest...................... $ 3,562,000 $ 8,194,000 $       --
                                           =========== =========== ===========

 Reclassifications

  Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(3) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1994         1995
                                                       ------------ ------------
   Plaza Associates Note (10 7/8% Mortgage Notes, due
    2001 net of unamortized discount of $3,766,000
    and $3,348,000, respectively) (A)................  $326,234,000 $326,652,000
   PIK Notes (12 1/2% Notes, due 2003 net of discount
    of $11,310,000 and $9,769,000, respectively) (B)
    .................................................    73,987,000          --
   Mortgage notes payable (C)........................     5,494,000    2,953,000
   Other notes payable...............................       468,000    6,017,000
                                                       ------------ ------------
                                                        406,183,000  335,622,000
   Less--Current maturities..........................     2,969,000    2,901,000
                                                       ------------ ------------
                                                       $403,214,000 $332,721,000
                                                       ============ ============

  (A) On June 25, 1993 Plaza Funding issued $330,000,000 principal amount of 10 7/8% Mortgage Notes, due 2001 (the "Plaza Notes"), net of discount of $4,313,000. Net proceeds of the offering were used to redeem all of Plaza Funding's outstanding $225,000,000 principal amount 12% Mortgage Bonds, due 2002 and together with other funds (see (B) (re: PIK Notes)), to redeem all of Plaza Funding's stock units, comprised of $75,000,000 liquidation preference participating cumulative redeemable Preferred Stock with associated shares of Common Stock, to repay $17,500,000 principal amount

                           TRUMP PLAZA FUNDING, INC.
                      AND TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

     9.14% Regency Note due 2003, to make a portion of a distribution to Trump to pay certain personal indebtedness, and to pay transaction expenses.

    The Plaza Notes mature on June 15, 2001 and are redeemable at any time on or after June 15, 1998, at the option of Plaza Funding or Plaza Associates, in whole or in part, at the principal amount plus a premium which declines ratably each year to zero in the year of maturity. The Plaza Notes bear interest at the stated rate of 10 7/8% per annum from the date of issuance, payable semi-annually on each June 15 and December 15, commencing December 15, 1993 and are secured by substantially all of Plaza Associates' assets. The accompanying consolidated financial statements reflect interest expense at the effective interest rate of 11.12% per annum.

    The indenture governing the Plaza Notes (the "Plaza Note Indenture") contains certain covenants limiting the ability of Plaza Associates to incur indebtedness, including indebtedness secured by liens on Trump Plaza. In addition, Plaza Associates may, under certain circumstances, incur up to $25.0 million of indebtedness to finance the expansion of its facilities, which indebtedness may be secured by a lien on the hotel facilities of Plaza Associates ("Trump Plaza East") (see Note 6) senior to the liens of one of the Plaza Mortgages (the "Plaza Note Mortgage") and another of the Plaza Mortgages (the "Plaza Guarantee Mortgage") thereon. The Plaza Notes represent the senior indebtedness of Plaza Funding. The note from Plaza Associates to Plaza Funding in the same principal amount of the Plaza Notes (the "Plaza Associates Note") and the guarantee of the Plaza Notes rank pari passu in right of payment with all existing and future senior indebtedness of Plaza Associates.

    The Plaza Notes, the Plaza Associates Note, the Plaza Note Mortgage, the Plaza Guarantee and the Plaza Guarantee Mortgage are non-recourse to the partners of Plaza Associates, to the shareholders of Plaza Funding and to all other persons and entities (other than Plaza Funding and Plaza Associates), including Trump. Upon an event of default, holders of the Plaza Notes would have recourse only to the assets of Plaza Funding and Plaza Associates.

  (B) On June 25, 1993, Trump AC issued $60,000,000 principal amount of 12 1/2% Pay-in-Kind Notes, due 2003 (the "PIK Notes"), together with PIK Note Warrants to acquire an additional $12,000,000 of PIK Notes at no additional cost. The PIK Note Warrants were exercised prior to June 12, 1995. The PIK Notes and the PIK Note Warrants were subsequently redeemed with a portion of the proceeds contributed to Trump AC by THCR Holdings (See Note 1). Such redemption resulted in the recognition of an extraordinary loss of $9,250,000, including the write-off of related unamortized deferred financing costs.

  (C) Interest on these notes is payable with interest rates ranging from 10.0% to 11.0%. The notes are due at various dates between 1996 and 1998 and are secured by real property.

    The aggregate maturities of long-term debt in each of the years subsequent to 1995 are:

        1996.................................................... $  2,901,000
        1997....................................................    4,503,000
        1998....................................................    1,196,000
        1999....................................................      274,000
        2000....................................................       96,000
        Thereafter..............................................  330,000,000(1)
                                                                 ------------
                                                                 $338,970,000
                                                                 ============

--------------------
  (1) Includes accretion to maturity of $3,348,000. However, this does not give effect to the proposed merger agreement (see Note 10).

                           TRUMP PLAZA FUNDING, INC.
                      AND TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  (D) Interest on these leases are payable with interest rate ranging from 9.9% to 13.5%. The leases are due at various dates between 1996 and 2000 and are secured by equipment.

    The ability of Plaza Associates and Plaza Funding to repay their long-term debt when due will depend on their ability to either generate cash from operations sufficient for such purposes or to refinance such indebtedness. Management does not currently anticipate that cash flow will be sufficient and that repayment will likely depend upon the ability to refinance such indebtedness. The future operating performance and the ability to refinance such indebtedness will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Plaza Funding or Plaza Associates. There can be no assurance that the future operating performance of Plaza Associates will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing or other attempts to raise capital.

(4) LEASES

  Plaza Associates leases property (primarily land), certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 1995, 1994, and 1993 was $3,609,000, $3,613,000 and $4,338,000,
respectively, of which $2,127,000, $1,900,000 and $2,513,000, respectively, relates to affiliates of Plaza Associates.

  Future minimum lease payments under the noncancelable operating leases are as follows:

                                                                      AMOUNTS
                                                                    RELATING TO
                                                          TOTAL      AFFILIATES
                                                       ------------ ------------
     1996............................................. $  6,770,000 $  2,450,000
     1997.............................................    6,814,000    2,494,000
     1998.............................................    5,254,000    2,494,000
     1999.............................................    3,533,000    2,450,000
     2000.............................................    3,525,000    2,525,000
     Thereafter.......................................  483,925,000  404,925,000
                                                       ------------ ------------
                                                       $509,821,000 $417,338,000
                                                       ============ ============

  Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

  In October 1993, Plaza Associates assumed the lease to Trump of Trump Plaza East (the "Trump Plaza East Lease") and related expenses which are included in the above lease commitment amounts. On June 25, 1993, Plaza Associates acquired a five-year option to purchase Trump Plaza East. (See Note 6.)

(5) EXTRAORDINARY GAIN (LOSS) AND NON-OPERATING EXPENSE

  The extraordinary loss of $9,250,000 for the year ended December 31, 1995 relates to the redemption and write-off of related unamortized deferred financing costs on redemption of the PIK Notes and the PIK Note Warrants on June 12, 1995. (See Note 3).

                           TRUMP PLAZA FUNDING, INC.
                      AND TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  The $4,120,000 excess of the carrying value of a note obligation over the amount of the settlement payment, net of related prepaid expenses, has been reported as an extraordinary gain for the year ended December 31, 1993.

  Non-operating expense in 1995 and 1994 includes $3,939,000 and $4,931,000, respectively, of costs associated with Trump Plaza East (see Note 6), net of miscellaneous non-operating credits.

(6) COMMITMENTS AND CONTINGENCIES

 Casino License Renewal

  The operation of an Atlantic City hotel and casino is subject to significant regulatory controls which affect virtually all of its operations. Under the Casino Control Act, Plaza Associates is required to maintain certain licenses.

  In June 1995, the New Jersey Casino Control Commission ("CCC") renewed Plaza Associates license to operate Trump Plaza. This license must be renewed in June 1999, is not transferable and will require a determination of the financial stability of Plaza Associates. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

 Legal Proceedings

  Plaza Associates, its Partners, certain members of its former Executive Committee, and certain of its employees, have been involved in various legal proceedings. In general, Plaza Associates has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgements, fines and penalties) incurred by them in said legal proceedings.

  Various legal proceedings are now pending against Plaza Associates. Plaza Associates considers all such proceedings to be ordinary litigation incident to the character of its business. Plaza Associates believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

  Plaza Associates is also a party to various administrative proceedings involving allegations that it has violated certain provisions of the Casino Control Act. Plaza Associates believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or on the ability of Plaza Associates to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of Trump Plaza.

 Self Insurance Reserves

  Self insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workmen's compensation and personal injury claims that have occurred in the usual course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. Actual results may differ from these reserve amounts.

                           TRUMP PLAZA FUNDING, INC.
                      AND TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

 Casino Reinvestment Development Authority Obligations

  Pursuant to the provisions of the Casino Control Act, Plaza Associates, commencing twelve months after the date of opening of Trump Plaza in May 1984, and continuing for a period of twenty-five years thereafter, must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues (as defined in the Casino Control
Act). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). Plaza Associates is required to make quarterly deposits with the CRDA based on 1.25% of its gross revenue. For the years ended December 31, 1993, 1994 and 1995, Plaza Associates charged to operations $1,047,000, $838,000 and $1,141,000, respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited. Additionally, for the year ended December 31, 1995, Plaza Associates credited operations for $2,239,000, resulting from the recapture of the valuation allowance on CRDA receivable. Bonds issued by the CRDA will be accounted for under SFAS No. 121.

  In connection with Trump Plaza East (see below), the CRDA has approved the use of up to $14,135,000 in deposits made by Plaza Associates for site improvements. At December 31, 1995, Plaza Associates had recorded a receivable from the CRDA of $6,022,000 which is included in Accounts Receivable, other. A lawsuit has been filed to prevent the CRDA from returning to Plaza Associates such deposits. Although the court has ruled that such deposits cannot be returned, Plaza Associates has appealed their decision. Management believes that their decision will be overturned. In the event that the decision is not overturned, a charge to operations of approximately $2,000,000 would be required to reestablish the valuation allowance.

 Concentrations of Credit Risks

  In accordance with casino industry practice, Plaza Associates extends credit to a limited number of casino patrons, after extensive background checks and investigations of credit worthiness. At December 31, 1995 approximately 27% of Plaza Associates casino receivables (before allowances) were from customers whose primary residence is outside the United States, with no significant concentration in any one foreign country.

 Trump Plaza East

  In 1993, Plaza Associates received the approval of the CCC, subject to certain conditions, for the expansion of its hotel facilities at Trump Plaza East. On June 24, 1993, in connection with the 1993 refinancing of Trump Plaza, (i) Trump transferred title to Trump Plaza East to Missouri Boardwalk, Inc. ("Boardwalk"), a wholly owned subsidiary of Midlantic National Bank ("Midlantic"), in exchange for a reduction in indebtedness to Midlantic in an amount equal to the sum of the fair market value of Trump Plaza East and all rent payments made to Boardwalk by Trump under the Trump Plaza East Lease,
(ii) Boardwalk leased Trump Plaza East to Trump under the Trump Plaza East Lease for a term of five years, which expires on June 30, 1998, during which time Trump was obligated to pay Boardwalk $260,000 per month in lease payments, and (iii) Plaza Associates acquired a five-year option to purchase Trump Plaza East (the "Trump Plaza East Purchase Option"). In October 1993, Plaza Associates assumed the Trump Plaza East Lease and related expenses. In addition, Plaza Associates has a right of first refusal (the "Right of First Offer") upon any proposed sale of all or any portion of the fee interest in Trump Plaza East during the term of the Trump Plaza East Purchase Option. Acquisition of Trump Plaza East by Plaza Associates would under certain circumstances (provided there are no events of default under the Trump Plaza East Lease or the Trump Plaza East Purchase Option and provided that certain other events had not theretofore or do not thereafter occur) discharge Trump's obligation to Midlantic in full.

                           TRUMP PLAZA FUNDING, INC.
                      AND TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  Until such time as the Trump Plaza East Purchase Option is exercised or expires, Plaza Associates will be obligated, from and after the date it entered into the Trump Plaza East Purchase Option, to pay the net expenses associated with Trump Plaza East. During 1995, THCR incurred approximately $2,340,000 of such expenses of which $2,045,000 are included in non-operating expenses in the accompanying consolidated financial statements. Under the Trump Plaza East Purchase Option, Plaza Associates has the right to acquire Trump Plaza East for a purchase price of $28,000,000 through 1996, increasing by $1,000,000 annually thereafter until expiration on June 30, 1998. The CCC has required that Plaza Associates exercise the Trump Plaza East Purchase Option or its right of first refusal no later than July 1, 1996.

  If Plaza Associates defaults in making payments due under the Trump Plaza East Purchase Option, Plaza Associates would be liable to the lender for the sum of (a) the present value of all remaining payments to be made by Plaza Associates pursuant to the Trump Plaza East Purchase Option during the term thereof and (b) the cost of demolition of all improvements then located on Trump Plaza East.

  Plaza Associates has commenced construction at Trump Plaza East pursuant to rights granted to Plaza Associates by its lessor. Plaza Associates has received approximately $1,519,000 in CRDA credit as of December 31, 1995. As of December 31, 1995, Plaza Associates had capitalized approximately $35,700,000 in construction costs related to Trump Plaza East including a $1,000,000 consulting fee paid to Trump (See Note 8). Plaza Associates' ability to acquire Trump Plaza East pursuant to the Trump Plaza East Purchase Option is dependent upon its ability to obtain financing to acquire the property. The ability to incur such indebtedness is restricted by the Plaza
Note Indenture. Plaza Associates' ability to purchase Trump Plaza East is dependent upon its ability to use existing cash on hand and generate cash flow from operations sufficient to fund development costs. No assurance can be given that such cash on hand will be available to Plaza Associates for such purposes or that it will be able to generate sufficient cash flow from operations. In connection with the Merger Transaction (as defined) (See Note
10), Plaza Associates expects to exercise the Trump Plaza East Purchase
Option.

  The accompanying consolidated financial statements do not include any adjustments that may be necessary should Plaza Associates be unable to exercise the Trump Plaza East Purchase Option.

(7) EMPLOYEE BENEFIT PLANS

  Plaza Associates has a retirement savings plan (the "Plan") for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the Plan and Plaza Associates will match 50% of an eligible employee's contributions up to a maximum of 4% of the employee's earnings. Plaza Associates recorded charges of $765,000, $848,000 and $886,000 for matching contributions for the years ended December 31, 1993, 1994 and 1995, respectively.

  Plaza Associates provides no other material post-retirement or post-employment benefits.

(8) TRANSACTIONS WITH AFFILIATES

 Due to/from Affiliates

  Plaza Associates leases warehouse facility space to Trump's Castle Associates. Lease payments of $15,000, $6,000 and $6,000 were received from Trump's Castle Associates in 1993, 1994 and 1995, respectively.

                           TRUMP PLAZA FUNDING, INC.
                      AND TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  Plaza Associates leased office space from Trump Taj Mahal Associates ("Taj Associates") the owner and operator of the Trump Taj Mahal Casino Resort (the "Taj Mahal"), which terminated on March 19, 1993. Lease payments of $30,000 were paid to Taj Associates in 1993.

  Plaza Associates leases two parcels of land under long-term ground leases from Seashore Four Associates and Trump Seashore Associates. In 1993, 1994 and 1995, Plaza Associates paid $900,000, $900,000 and $950,000, respectively, to Seashore Four Associates, and paid $1,000,000, $1,000,000 and $1,195,000 in 1993, 1994 and 1995, respectively, to Trump Seashore Associates.

 Services Agreement

  Pursuant to the terms of a services agreement with Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, in consideration for services provided, Plaza Associates pays TPM each year an annual fee of $1,000,000 in equal monthly installments, and reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under such services agreement, up to certain amounts. Under such services agreement, approximately $1,300,000 was charged to expense for the years ended December 31, 1994, and 1995.

 Trump World's Fair

  Under an Option Agreement with Chemical Bank ("Chemical"), Trump had an option to purchase (i) Trump World's Fair (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which are secured by certain real estate assets located in New York, unrelated to Plaza Associates. In connection with such Option Agreement, Trump assigned his rights to Plaza Associates.

  On June 12, 1995, the option to purchase the Trump World's Fair was exercised. The option price of $60,000,000 was funded with $58,150,000 from the capital contributed by Trump Holdings (See Note 1), and $1,850,000 of option payments made by Plaza Associates.

 Other Payments to Donald J. Trump

  During 1994, Plaza Associates paid to Trump $1,000,000 under a Construction Management Service Agreement. The payment was made for construction management services rendered by Trump with respect to Trump Plaza East. This payment was approved prior to disbursement by the CCC and has been classified in construction in process in the accompanying consolidated balance sheet as of December 31, 1994 and 1995.

  During 1994, Plaza Associates also paid Trump a commission of approximately $572,000 for securing a retail lease at Trump Plaza. The commission has been capitalized and is being amortized to expense over the 10-year term of the lease.

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of the following financial instruments approximates fair value, as follows: (a) cash and cash equivalents, accrued interest receivables and payables are based on the short term nature of these financial instruments and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

  The estimated fair values of other financial instruments are as follows:

                                                       DECEMBER 31, 1995
                                                  ----------------------------
                                                  CARRYING AMOUNT  FAIR VALUE
                                                  --------------- ------------
     10 7/8% Mortgage Notes......................  $326,652,000   $341,550,000

                           TRUMP PLAZA FUNDING, INC.
                      AND TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  The fair values of the Plaza Notes are based on quoted market prices obtained by Plaza Associates from its investment advisor.

  There are no quoted market prices for other notes payable and a reasonable estimate could not be made without incurring excessive costs.

(10) SUBSEQUENT EVENT

  On January 8, 1996, THCR, Taj Mahal Holding Corp. ("Taj Holding") and THCR Merger Corp. ("Merger Sub") entered into the Agreement and Plan of Merger, as amended by Amendment to Agreement and Plan of Merger, dated as of January 31, 1996 (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Taj Holding (the "Merger"). The Merger Agreement provides that each outstanding share of Class A Common Stock of Taj Holding ("Taj Holding Class A Common Stock") will be converted into the right to receive, at each holder's election, either (a) $30.00 in cash or (b) that number of shares of Common Stock of THCR (the "THCR Common Stock") as shall have a market value equal to $30.00. No fractional shares of THCR Common Stock will be issued in the Merger. The Merger Agreement also contemplates the following transactions occurring in connection with the Merger:

    (a) the consummation of the offering by THCR of up to 12,500,000 shares of THCR Common Stock (and an amount to be issued pursuant to the underwriters' over-allotment option) (the "THCR Stock Offering") and the consummation of the offering by Trump AC and its wholly owned finance subsidiary Trump AC Funding, Inc. of up to $1,200,000,000 aggregate principal amount of first mortgage notes, although it is currently contemplated to aggregate $1,100,000,000, the aggregate proceeds of which will be used, together with available cash, to (i) pay cash to those holders of Taj Holding Class A Common Stock electing to receive cash in the Merger, (ii) redeem the outstanding 11.35% Mortgage Bonds, Series A due 1999 (the "Taj Bonds"), of Trump Taj Mahal Funding, Inc. ("Taj Funding") (iii) redeem the outstanding shares of Class B Common Stock of Taj Holding as required in connection with the redemption of the Taj Bonds, (iv) retire the outstanding Plaza Notes,
  (v) satisfy the indebtedness of Taj Associates under its loan agreement with National Westminster Bank USA, (vi) purchase certain real property used in the operation of the Taj Mahal that is currently leased from a corporation wholly owned by Trump, (vii) purchase certain real property used in the operation of Trump Plaza that is currently leased from an unaffiliated third party, (viii) make a payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust has in connection with certain outstanding indebtedness owed by Trump to Bankers Trust, (ix) pay related fees and expenses and provide working capital;

    (b) the contribution by Trump to Trump AC (on behalf, and at the direction, of THCR Holdings) of all of his direct and indirect ownership interests in Taj Associates; and

    (c) the contribution by THCR to Trump AC (on behalf, and at the direction, of THCR Holdings) of all of its indirect ownership interests in Taj Associates acquired in the Merger.

  To the extent that holders of Taj Holding Class A Common Stock elect to receive shares of THCR Common Stock in the Merger, THCR may reduce the size of the THCR Stock Offering. In addition to the shares of THCR Common Stock that may be issued in the THCR Stock Offering, THCR may issue, as part of the THCR Stock Offering, up to an additional 20% of such number of shares, to fund working capital and other general corporate purposes. The prospective transaction is subject to a number of conditions, including stockholder approval.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Atlantic City Associates and  Trump Plaza Associates:

  We have audited in accordance with generally accepted auditing standards, the financial statements of Trump Atlantic City Associates and Trump Plaza Associates (Partnerships) included in this Form 10K and have issued our report thereon dated February 21, 1996. Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Partnerships' management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 21, 1996

                                                                     SCHEDULE II

                       TRUMP PLAZA HOLDING ASSOCIATES AND
                             TRUMP PLAZA ASSOCIATES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                             BALANCE AT  CHARGED TO    OTHER         BALANCE AT
                              BEGINNING  COSTS AND    CHANGES          END OF
                              OF PERIOD   EXPENSES  (DEDUCTIONS)       PERIOD
                             ----------- ---------- ------------     -----------
YEAR ENDED DECEMBER 31,
 1995:
  Allowance for doubtful ac-
   counts................... $ 8,493,000 $1,057,000 $(1,473,000)(A)  $ 8,077,000
                             =========== ========== ===========      ===========
  Valuation allowance for
   interest differential on
   CRDA bonds............... $ 2,174,000 $1,141,000 $(2,238,000)(B)  $ 1,077,000
                             =========== ========== ===========      ===========
YEAR ENDED DECEMBER 31,
 1994:
  Allowance for doubtful ac-
   counts................... $10,616,000 $  323,000 $(2,446,000)(A)  $ 8,493,000
                             =========== ========== ===========      ===========
  Valuation allowance for
   interest differential on
   CRDA bonds............... $ 2,981,000 $  838,000 $(1,645,000)(B)  $ 2,174,000
                             =========== ========== ===========      ===========
YEAR ENDED DECEMBER 31,
 1993:
  Allowance for doubtful ac-
   counts................... $14,402,000 $   90,000 $(3,876,000)(A)  $10,616,000
                             =========== ========== ===========      ===========
  Valuation allowance for
   interest differential on
   CRDA bonds............... $ 1,934,000 $1,047,000 $       --       $ 2,981,000
                             =========== ========== ===========      ===========

---------------------
(A) Write-off of uncollectible accounts.
(B) Adjustment of allowance applicable to contribution of CRDA deposits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  THCR is the general partner of THCR Holdings. As the sole general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion in the management and control of THCR Holdings. THCR Holdings owns 100% of Plaza Funding and Plaza Associates. Plaza Funding and Trump AC are the general partners of Plaza Associates. Plaza Funding is the managing general partner of Plaza Associates. The Board of Directors of Plaza Funding consists of Messrs. Trump, Nicholas L. Ribis, Wallace B. Askins and Don M. Thomas. The Plaza Note Indenture requires that two directors of Plaza Funding be persons who would qualify as "Independent Directors" as such term is defined by the rules of the American Stock Exchange, Inc. ("Amex") (the "Independent Directors"). The Amex rules define "independent directors" as those who are not officers of the company, are neither related to its officers nor represent concentrated family holdings of its shares and who, in view of the company's board of directors, are free of any relationship that would interfere with the exercise of independent judgment.

  Set forth below are the names, ages, positions and offices held with Plaza Funding and Plaza Associates and a brief account of the business experience during the past five years of each member of the board of directors of Plaza Funding and of the executive officers of Plaza Funding and Plaza Associates.

  Donald J. Trump--Mr. Trump, 49 years old, is Chairman of the Board of Directors, President and Treasurer of Plaza Funding. Trump was a 50% shareholder, Chairman of the Board of Directors, President and Treasurer of Trump Plaza GP, the managing general partner of Plaza Associates prior to its merger into Plaza Funding in June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992 and was a general partner of Plaza Associates until June 1993. Trump has been a director and President of Plaza Holding Inc. since February 1993 and was a partner in Trump AC from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump AC Funding since its formation in January 1996. Trump has been Chairman of the Board of THCR and THCR Funding since their formation in 1995. Trump has been the sole director of Trump Indiana since its formation. Trump has been Chairman of the Board of Directors and a Class C Director of Taj Holding and TM/GP since October 1991; President and Treasurer of Taj Holding since March 4, 1991; Chairman of the Board of Directors, President and Treasurer of Taj Funding and TTMI since June 1988; sole director, President and Treasurer of TTMC since March 1991; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991; and President and sole Director of Realty Corp. since May 1986. Trump has been Chairman of the Board of Partner Representatives of TCA, the partnership that owns Trump's Castle, since May 1992; and was Chairman of the Executive Committee of TCA from June 1985 to May 1992. In addition, Trump is the managing general partner of TCA. Trump is also the President of The Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

  Nicholas L. Ribis--Mr. Ribis, 51 years old, has been the Chief Executive Officer of Plaza Associates since February 1991, was President from April 1994 to February 1995, and was a member of the Executive Committee of Plaza Associates from April 1991 to May 29, 1992, and was a director and Vice President of Trump Plaza GP from May 1992 until its merger into Plaza Funding in June 1993. Mr. Ribis has been Vice President of Plaza Funding since February 1995 and Vice President of Plaza Holding Inc. since February 1995. Mr. Ribis has served as a director of Plaza Holding Inc. since June 1993 and of Plaza Funding since July 1993. Mr. Ribis has been Chief Executive Officer, President and director of Trump AC Funding since its formation in January 1996. Mr. Ribis has been President, Chief Executive Officer, Chief Financial Officer, and a director of THCR and THCR Funding and Chief Executive Officer of THCR Holdings since their formation in 1995. Mr. Ribis has been the

President and Chief Executive Officer of Trump Indiana since its formation. Mr. Ribis has been a Class C Director of TM/GP and Taj Holding since October 1991 and was Vice President of TM/GP and Taj Holding until June 1995; Chief Executive Officer of Taj Associates since February 1991; Vice President of Taj Funding since September 1991; Vice President of TTMI since February 1991 and Secretary of TTMI since September 1991; Director of Realty Corp. since October 1991; and a member of the Executive Committee of Taj Associates from April 1991 to October 1991. He has also been Chief Executive Officer of TCA since March 1991; member of the Executive Committee of TCA from April 1991 to May 1992; member of the Board of Partner Representatives of TCA since May 1992; and has served as the Vice President and Assistant Secretary of Trump's Castle Hotel & Casino, Inc. an entity beneficially owned by Trump, since December 1993 and January 1991, respectively. Mr. Ribis has served as Vice President of TC/GP, Inc. since December 1993 and had served as Secretary of TC/GP, Inc. from November 1991 to May 1992. Mr. Ribis has been Vice President of Trump Corp. since September 1991. From January 1993 to January 1995, Mr. Ribis served as the Chairman of the Casino Association of New Jersey and has been a member of the Board of Trustees of the CRDA since October 1993. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and from February 1991 to December 1995, was Counsel to, the law firm of Ribis, Graham & Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to all of the above-named companies and certain of their affiliated entities.

  Wallace B. Askins--Mr. Askins, 65 years old, has been a director of Plaza Funding and Plaza Holding Inc. since April 11, 1994, and was a partner representative of the Board of Partner Representatives of TCA from May 1992 to June 1995. Mr. Askins has been a director of THCR and THCR Funding since June 1995. Mr. Askins served as a director of TC/GP from May 1992 to December 1993. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco Inc. Mr. Askins also serves as a director of EnviroSource, Inc.

  Don M. Thomas--Mr. Thomas, 65 years old, was a director of Trump Plaza GP until its merger into Plaza Funding in June 1993 and has been a director of Plaza Funding and Plaza Holding Inc. since June 1993 and has been a director of THCR and THCR Funding since June 1995. He has also been the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York since January 1985. Mr. Thomas was the Acting Chairman, and a Commissioner, of the CRDA from 1985 through 1987, and a Commissioner of the CCC from 1980 through 1984. Mr. Thomas is an attorney licensed to practice law in the State of New York.

  Robert M. Pickus--Mr. Pickus, 41 years old, has been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates and, since April 1994, he has been the Vice President and Assistant Secretary of Plaza Funding and Assistant Secretary of Plaza Holding Inc. Mr. Pickus has been Secretary and a director of Trump AC Funding since its formation in January 1996. Mr. Pickus has been Executive Vice President and Secretary of THCR since its formation in 1995. Mr. Pickus has been the Executive Vice President and Secretary of Trump Indiana since its formation. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Class C Director of Taj Holding and TM/GP since November 1995. He was the Senior Vice President and Secretary of Trump's Castle Funding, Inc. from June 1988 to December 1993 and General Counsel of TCA from June 1985 to December 1993. Mr. Pickus was also Secretary of Trump's Castle Hotel & Casino, Inc., an entity beneficially owned by Trump, from October 1991 until December 1993. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of TCA since February 1995 and a member of the Board of Partner Representatives of TCA since October 1995.

  John P. Burke--Mr. Burke, 48 years old, has been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been Treasurer of Trump AC Funding since its formation in January 1996. Mr. Burke has been Senior Vice President of Corporate Finance of THCR, THCR Holdings and THCR Funding since January 1996, and has been the Corporate Treasurer of THCR, THCR Holdings and THCR Funding since their formation in 1995. Mr. Burke has been the Treasurer of Trump Indiana since its formation. Mr. Burke has been a Class C Director of TM/GP and Taj Holding since October 1991 and was Vice President of TM/GP until June 1995. Mr. Burke has been the Corporate Treasurer of TCA since October 1991, the Vice President of TCA, Trump's Castle Funding, Inc., TC/GP and Trump's Castle Hotel & Casino, Inc. since December 1993, and the Vice President-Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990.

  Barry J. Cregan--Mr. Cregan, 41 years old, has been Chief Operating Officer of Plaza Associates since September 19, 1994 and President since March 1995. Since February 21, 1995, Mr. Cregan has been Vice President of Plaza Funding and Plaza Holding Inc. Prior to accepting these positions at Trump Plaza, Mr. Cregan was President of The Plaza Hotel in New York for approximately three years. Prior to joining The Plaza Hotel, he was Vice President of Hotel Operations at Trump's Castle in Atlantic City. In addition, Mr. Cregan has worked for Hilton and Hyatt in executive capacities as well as working in Las Vegas and Atlantic City in executive capacities.

  Francis X. McCarthy, Jr.--Mr. McCarthy, 43 years old, was Vice President of Finance and Accounting of Trump Plaza GP from October 1992 until June 1993, the date of Trump Plaza GP's merger into Plaza Funding, was Senior Vice President of Finance and Administration of Plaza Associates from August 1990 to June 1994 and has been Executive Vice President of Finance and Administration since June 1994; Chief Accounting Officer of Plaza Funding since May 1992; Vice President and Chief Financial Officer of Plaza Funding since July 1992 and Assistant Treasurer of Plaza Funding since March 1991. Mr. McCarthy previously served in a variety of financial positions for Greate Bay Hotel and Casino, Inc. from June 1980 through August 1990.

  Fred A. Buro--Mr. Buro, 39 years old, has been the Senior Vice President of Marketing of Plaza Associates since May 1994. Mr. Buro previously served as the President of Casino Resources, Inc., a casino marketing, management and development organization from 1991 through 1994. Prior to that, Mr. Buro served from 1984 through 1991 as the President of a professional services consulting firm.

  James A. Rigot--Mr. Rigot, 44 years old, has been Executive Vice President of Casino Operations of Plaza Associates since November 1994. Mr. Rigot served as Vice President of Casino Operations of TropWorld Casino and Entertainment Resort from July 1989 through November 1994. From January 1989 through July 1989, Mr. Rigot was Assistant Casino Manager of Resorts Casino Hotel.

  Kevin S. Smith--Mr. Smith, 39 years old, has been the Vice President, General Counsel of Plaza Associates since February 1995. Mr. Smith was previously associated with Cooper Perskie April Niedelman Wagenheim & Levenson, an Atlantic City law firm specializing in trial litigation. From 1989 until February 1992, Mr. Smith handled criminal trial litigation for the State of New Jersey, Department of Public Defender, assigned to the Cape May and Atlantic County Conflict Unit.

  Patrick J. O'Malley--Mr. O'Malley, 41 years old, has been the Executive Vice President of Hotel Operations of Plaza Associates since September 1995. Prior to joining Trump Plaza, from September 1994 until September 1995, Mr. O'Malley was President of The Plaza Hotel in New York City. From December 1989 until September 1994, Mr. O'Malley was the Vice President of Finance of the Plaza Hotel in New York City. Prior to joining the Plaza Hotel in New York City, from 1986 to 1989, Mr. O'Malley was a Regional Financial Controller for the Four Seasons Hotel and Resorts, Ltd. From 1979 to 1986, Mr. O'Malley worked in the Middle East and Europe as Hotel Controller for Marriot International Hotels.

  Steven C. Hann--Mr. Hann, 39 years old, has been the Executive Vice President of Casino Sales and Marketing of Plaza Associates since May 1995. Prior to joining Trump Plaza, Mr. Hann served in various marketing positions at the Sands Hotel and Casino since 1989, most recently Vice President of Casino Marketing and previously as Director of Casino Credit for Greate Bay Hotel and Casino.

  All of the persons listed above are citizens of the United States and are qualified or licensed by the CCC.

  Trump and Nicholas L. Ribis served as either executive officers and/or directors of Taj Associates and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 of the Bankruptcy Code on July 17, 1991. The Second Amended Joint Plan of Reorganization of such parties was confirmed on August 28, 1991, and was declared effective on October 4, 1991. Trump, Nicholas L. Ribis, John P. Burke and Robert M. Pickus also served as Executive Committee members, officers and/or directors of TCA and its affiliated entities at the time such parties filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on March 9, 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on May 5, 1992, and was declared effective on May 29, 1992. Trump, Nicholas L. Ribis and John P. Burke served as either executive officers and/or directors of Plaza Associates and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 of the Bankruptcy Code in March 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on April 30, 1992, and was declared effective on May 29, 1992. Trump was a partner of Plaza Operating Partners Ltd. when it filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on November 2, 1992. The plan of reorganization for Plaza Operating Partners Ltd. was confirmed on December 11, 1992 and declared effective in January 1993.

ITEM 11. EXECUTIVE COMPENSATION.


  Plaza Funding and Plaza Associates do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

  The following table sets forth compensation paid or accrued during the years ended December 31, 1995, 1994 and 1993 to the Chief Executive Officer and each of the four most highly compensated executive officers of Plaza Associates whose salary and bonuses exceeded $100,000 for the year ended December 31, 1995. The following table also sets forth compensation paid to Trump, who is the Chairman of the Board of Directors, President and Treasurer of Plaza Funding. Executive Officers of Plaza Funding do not receive any additional compensation for serving in such capacity. Compensation accrued during one year and paid in another is recorded under the year of accrual. Information relating to long-term compensation is inapplicable and has therefore been omitted from the table.

                          SUMMARY COMPENSATION TABLE

        NAME AND                                   OTHER ANNUAL        ALL OTHER
   PRINCIPAL POSITION     YEAR  SALARY   BONUS   COMPENSATION(/1/) COMPENSATION(/2/)
   ------------------     ---- -------- -------- ----------------- -----------------
Donald J. Trump.........  1995 $    --  $    --      $    --          $1,321,000(/3/)
                          1994      --       --           --           1,288,000(/3/)(/4/)
                          1993      --       --           --           1,247,000(/3/)
Nicholas L. Ribis(/5/)..  1995 $532,800 $      0     $    --          $      --
Chief Executive Officer   1994  572,917  250,000      280,407                --
                          1993  225,000  250,000      380,500                --
Barry J. Cregan(/6/)....  1995 $637,000 $284,800     $    --          $    4,576
President and Chief       1994  153,945      --           --                 --
Operating Officer


Francis X. McCarthy,      1995 $232,788 $100,000     $    --          $    4,577
Jr. ....................  1994  201,894   42,500          --               3,139
Executive Vice President  1993  189,069   90,000          --               3,781
of
Finance and
Administration
James A. Rigot(/7/).....  1995 $250,000 $100,000     $    --              $5,864
Executive Vice President  1994   13,461  100,000          --                 --
of Casino Operations
Fred A. Buro(/8/).......  1995 $155,769  $70,000     $    --              $3,028
Senior Vice President     1994   76,923   10,500          --                 642
of Marketing

---------------------
(1) Represents the dollar value of annual compensation not properly categorized as salary or bonus, including amounts reimbursed for income taxes. Following Commission rules, perquisites and other personal benefits are not included in this table if the aggregate amount of that compensation is the lesser of either $50,000 or 10% of the total of salary and bonus for that officer.
(2) Represents vested and unvested contributions made by Plaza Associates under the Trump Plaza Hotel and Casino Retirement Savings Plan. Funds accumulated for an employee, which consist of a certain percentage of the employee's compensation plus Plaza Associates' contributions equalling 50% of the participant's contributions, are retained until termination of employment, attainment of age 59 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.
(3) The amounts listed represent amounts paid by Plaza Associates to TPM, a corporation beneficially owned by Trump, for services provided under the TPM Services Agreement (as defined). Payments received by TPM under the TPM Services Agreement are currently pledged by TPM to secure lease payments for a helicopter that TPM makes available to Plaza Associates. See "--Compensation Committee Interlocks and Insider Participation-- Certain Related Party Transactions of Trump." Trump is Chairman of the Board of Directors, President and Treasurer of Plaza Funding, and receives no additional compensation for his service in such capacities. Trump is not an employee of Plaza Associates.
(4) In addition to the amount listed as payment under the TPM Services Agreement, during 1994, Plaza Associates paid to Trump an aggregate of $1,572,000 under a construction service agreement and as a commission to secure a retail lease at Trump Plaza. See Note 8 to Financial Statements of Plaza Funding and Trump AC and Plaza Associates.
(5) Mr. Ribis devotes a majority of his time to the affairs of THCR and its subsidiaries. See "--Employment Agreements."
(6) Mr. Cregan commenced employment with Plaza Associates in September 1994.
(7) Mr. Rigot commenced employment with Plaza Associates in November 1994.
(8) Mr. Buro commenced employment with Plaza Associates in May 1994.

EMPLOYMENT AGREEMENTS

  Plaza Associates had an employment agreement with Nicholas L. Ribis (the "Ribis Plaza Agreement") pursuant to which Mr. Ribis acted as Chief Executive Officer of Plaza Associates. The Ribis Plaza Agreement provided for an annual salary of $550,000 with annual increases of 10% on each anniversary. Mr. Ribis received a $250,000 signing bonus. Pursuant to the terms of the Ribis Plaza Agreement, in the event Plaza Associates engaged in an offering of common shares to the public, Plaza Associates and Mr. Ribis would agree to negotiate new compensation arrangements to include equity participation for Mr. Ribis. As a result of the June 1995 Offerings, THCR and THCR Holdings entered into a revised employment agreement with Mr. Ribis (the "Ribis THCR Agreement") to replace the Ribis Plaza Agreement, pursuant to which he agreed to serve as President and Chief Executive Officer of THCR and Chief Executive Officer of THCR Holdings. The term of the Ribis THCR Agreement is five years and Mr. Ribis is required to devote not less than 50% of his professional time to the affairs of THCR, as measured on a quarterly basis, based on a 40-hour work week. Under the Ribis THCR Agreement, Mr. Ribis's annual salary is $998,250, which is 50% of the aggregate current annual base salary ($1,996,500) that Mr. Ribis receives as Chief Executive Officer of THCR ($998,250), Taj Mahal ($499,125) and Trump's Castle ($499,125). In 1995, the Stock Incentive Plan Committee granted to Mr. Ribis, under the 1995 Stock Plan: (a) a stock bonus award of 66,667 shares of THCR Common Stock, which was fully vested when issued, (b) a phantom stock unit award of 66,666 units, entitling him to receive 66,666 shares of THCR Common Stock on June 12, 1997, subject to certain conditions and (c) an award of NQSOs entitling Mr. Ribis to purchase 133,333 shares of the THCR Common Stock at an exercise price of $14.00 per share (and associated registration rights). The options will vest at the rate of 20% per year over a five-year period and be subject to certain other conditions. In the event Mr. Ribis's employment is terminated by THCR other than for "cause" or if he incurs a "constructive termination without cause," Mr. Ribis will receive a severance payment equal to one year's base salary, and the phantom stock units and options will become fully vested. The Ribis THCR Agreement defines (a) "cause" as Mr. Ribis's (i) conviction of certain crimes, (ii) gross negligence or willful misconduct in carrying out his duties, (iii) revocation of his casino key employee license or (iv) material breach of the agreement, and (b) "constructive termination without cause" as the termination of Mr. Ribis's employment at his initiative following the occurrence of certain events, including (i) a reduction in compensation, (ii) failure to elect Mr. Ribis as Chief Executive Officer of THCR, (iii) failure to elect Mr. Ribis a director of THCR or (iv) a material diminution of his duties. The phantom stock units will also automatically vest upon the death or disability of Mr. Ribis. The Ribis THCR Agreement also provides for up to an aggregate of $2.0 million of loans to Mr. Ribis to be used by him to pay his income tax liability in connection with stock options, phantom stock units and stock bonus awards, which loans will be forgiven, including both principal and interest, in the event of a "change of control." The Ribis THCR Agreement defines "change of control" as the occurrence of any of the following events:
(i) any person (other than THCR Holdings, Trump or an affiliate of either) becomes a beneficial owner of 50% or more of the voting stock of THCR, (ii) the majority of the Board of Directors of THCR consists of individuals that were not directors on June 12, 1995 (the "June 12 Directors"), provided, however, that any person who becomes a director subsequent to June 12, 1995, shall be considered a June 12 Director if his election or nomination was supported by three-quarters of the June 12 Directors, (iii) THCR adopts and implements a plan of liquidation or (iv) all or substantially all of the assets or business of THCR are disposed of in a sale or business combination in which shareholders of THCR would not beneficially own the same proportion of voting stock of the successor entity. The Ribis THCR Agreement also provides certain demand and piggyback registration rights for THCR Common Stock issued pursuant to the foregoing. Pursuant to the Ribis THCR Agreement, Mr. Ribis has agreed that upon termination of his employment other than for "cause" or following a "change of control," he would not engage in any activity competitive with THCR for a period of up to one year.

  Plaza Funding and Plaza Associates have an employment agreement with Barry
J. Cregan (the "Cregan Agreement") pursuant to which Mr. Cregan acts as President and Chief Operating Officer of Plaza Associates. The Cregan Agreement, which will expire on September 18, 1996, provides for an annual base salary of $600,000 during the first year and an annual base salary of $700,000 during the second year, and can be extended at Mr. Cregan's option to extend the Cregan Agreement for one additional year at an annual base salary of

$750,000 during his third year of employment. Pursuant to the Cregan Agreement, Mr. Cregan devotes all of his professional time to Plaza Associates. In the event that Plaza Funding or Plaza Associates terminates Mr. Cregan's employment for Cause (defined as the revocation of Mr. Cregan's casino key employee license, his conviction of certain crimes, death, disability or the breach of his duty of trust to Plaza Associates), Plaza Associates shall pay Mr. Cregan all compensation earned to the date of such termination. In the event Mr. Cregan terminates the Cregan Agreement for Good Cause, Plaza Associates is required to pay Mr. Cregan all compensation, reimbursements and benefits provided for under the Cregan Agreement (a) due as of the date of such termination and (b) payable from such date of termination through the expiration date of the Cregan Agreement. "Good Cause" is defined in the Cregan Agreement as (i) the assignment to Mr. Cregan, without his consent, of any duties inconsistent with the position of Chief Operating Officer, a demotion or change in Mr. Cregan's title or office, any removal from his position or a change in control of Plaza Associates, except in connection with the termination of Mr. Cregan's employment upon revocation of his casino key employee license, death or disability, (ii) the filing of a bankruptcy petition under Chapter 7 of the Bankruptcy Code by Plaza Associates, Plaza Funding or its respective creditors, (iii) revocation by the CCC or its refusal to renew Plaza Associates' casino license or the appointment of a conservator in connection with Trump Plaza, (iv) the failure by Plaza Associates to pay Mr. Cregan the compensation due under the Cregan Agreement on the dates and at such times such compensation is due, (v) a sale or long term lease of Trump Plaza or substantially all of its assets except to an entity wholly owned by Plaza Associates or Trump or (vi) Nicholas L. Ribis no longer acting as the Chief Executive Officer of THCR; provided that, Mr. Cregan shall not be entitled to compensation described in (b) of the prior sentence following the occurrence of an event described in (v) or (vi) of this sentence. Until the Expiration Date or the earlier termination of the Cregan Agreement as provided therein and provided Mr. Cregan is being paid the compensation, reimbursement and benefits set forth in the Cregan Agreement on the dates and at the times such compensation, reimbursement and benefits are due to be paid, Mr. Cregan shall not accept employment, either as an employee, consultant or independent contractor, for or on behalf of any other casino hotel located within a 300 mile radius of Atlantic City, New Jersey.

  Plaza Associates has an employment agreement with James A. Rigot (the "Rigot Agreement") pursuant to which Mr. Rigot acts as Executive Vice President of Casino Operations of Plaza Associates. The Rigot Agreement, which expires on November 30, 1997, provides for a bonus of $100,000 upon commencement of employment, an annual base salary of $250,000, with any bonus and increases in salary provided in Plaza Associates' sole and absolute discretion, however, at no time shall such salary be less than $250,000. Pursuant to the Rigot Agreement, Mr. Rigot devotes all of his professional time to Plaza Associates. In the event that Plaza Associates terminates the Rigot Agreement (i) because Mr. Rigot's CCC license is terminated or (ii) because Mr. Rigot has committed an act constituting Cause (defined as a breach by Mr. Rigot of any provision of the Rigot Agreement or any employee conduct rules, an act of dishonesty, the deliberate and intentional refusal by Mr. Rigot to perform his duties under the Rigot Agreement, certain disabilities or death), Plaza Associates shall pay to Mr. Rigot all compensation earned to the date of such termination. In the event that Plaza Associates terminates the Rigot Agreement for any other reason, Plaza Associates shall offer to pay Mr. Rigot an amount equal to twelve months of Mr. Rigot's then current salary, which offer, if accepted, will constitute complete satisfaction of all obligations and liabilities arising out of the Rigot Agreement. So long as Plaza Associates continues to pay Mr. Rigot's salary pursuant to the Rigot Agreement, Mr. Rigot shall not accept employment, either as an employee, consultant or independent contractor, for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

  Plaza Associates has an employment agreement with Kevin S. Smith, Esq. (the "Smith Agreement") pursuant to which Mr. Smith acts as the Vice President/General Counsel of Plaza Associates. The Smith Agreement, which expires on February 9, 1998, provides for an annual base salary of $110,000, with any bonus and increases in salary provided in Plaza Associates' sole and absolute discretion. Pursuant to the Smith Agreement, Mr. Smith devotes all of his professional time to Plaza Associates. In the event that Plaza Associates terminates the Smith Agreement due to the fact that Mr. Smith no longer holds his CCC license, Mr. Smith shall be entitled to no further compensation. In the event that the Smith Agreement is terminated for any other reason, Mr. Smith shall be entitled to compensation in the amount of one year's salary (plus salary for the remainder of the month in which the Smith Agreement was terminated), including benefits.

  Plaza Associates has an agreement with Patrick O'Malley (the "O'Malley Agreement"), pursuant to which Mr. O'Malley serves as Executive Vice President of Hotel Operations of Plaza Associates. The O'Malley Agreement, which expires on September 17, 1997, provides for a $50,000 signing bonus and an annual base salary of $250,000 per year. In the event Plaza Associates terminates the O'Malley Agreement because Mr. O'Malley's casino license is revoked, terminated and/or suspended for more than 30 days or for Cause (defined as a breach by Mr. O'Malley of the material provisions of the O'Malley Agreement or an act of dishonesty), Plaza Associates is required to pay Mr. O'Malley an amount equal to his salary earned to the date of such termination. In the event Mr. O'Malley terminates the O'Malley Agreement for Good Cause (defined as the assignment to Mr. O'Malley, without his consent, of any duties inconsistent with the position of Executive Vice President of Hotel Operations, a demotion or change in Mr. O'Malley's title or office, any removal from his position or a change in control of Plaza Associates, except in connection with the termination of Mr. O'Malley's employment upon revocation of his casino key employee license, death or disability), or if Plaza Associates terminates the O'Malley Agreement without Cause, Plaza Associates shall pay Mr. O'Malley all compensation, reimbursements and benefits provided for under the O'Malley Agreement (i) due on the date of such termination and (ii) payable from such date of termination through the expiration date of the O'Malley Agreement, which amount shall not be less than one year annual base salary then payable, and any bonuses accrued to such date of termination. Mr. O'Malley may renew the O'Malley Agreement for a period of one year upon the same terms as the O'Malley Agreement except that Mr. O'Malley's base salary will be negotiated upward in good faith by the parties and will not be less than $250,000 per year. Upon termination of the O'Malley Agreement, Mr. O'Malley will not accept employment, either as an employee, consultant or independent contractor, for or on behalf of any other casino hotel located within a 300-mile radius of Atlantic City, New Jersey.

  The Cregan Agreement, Rigot Agreement, Smith Agreement and O'Malley Agreement provide for discretionary bonuses. Factors considered by Plaza Associates in the awarding of all discretionary bonuses generally are the attainment by Plaza Associates of budgeted or forecasted goals and the individual's perceived contribution to the attainment of such goals.

COMPENSATION OF DIRECTORS

  All of the directors of Plaza Funding currently serve on the Board of Directors of THCR and receive no additional compensation for their service with Plaza Funding. Directors of THCR who are also employees or consultants of THCR and its affiliates receive no directors' fees. Non-employee directors are paid an annual directors' fee of $50,000, plus $2,000 per meeting attended plus reasonable out-of-pocket expenses incurred in attending these meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  In general, the compensation of executive officers of Plaza Associates is determined by the Board of Directors of Plaza Funding, which consists of Messrs. Trump, Ribis, Askins and Thomas. No officer or employee of Plaza Funding, other than Messrs. Trump and Ribis who serve on the Board of Directors of Plaza Funding, participated in the deliberations of the Board of Directors of Plaza Funding concerning executive compensation. Executive officers of Plaza Funding do not receive any additional compensation for serving in such capacity.

  Certain Related Party Transactions of Trump. In connection with the Merger Transaction, Trump is receiving certain consideration. See "Business--Recent Events." In exchange for the contribution of his direct and indirect interests in Taj Associates, Trump will receive additional limited partnership interests in THCR Holdings (including limited partnership interests to be held indirectly through a wholly owned corporation), which will be valued at $40,500,000 upon consummation of the Merger Transaction. The holders of the other 50% interest in Taj Associates will receive, at their election, cash or shares of THCR Common Stock, aggregating $40,500,000.

  Trump entered into the Executive Agreement (as defined), the 1995 Contribution Agreement and the License Agreement in June 1995, and is currently the sole limited partner of THCR Holdings. See "Business--

Trademark/Licensing." Trump serves as the Chairman of the Board of Directors of THCR pursuant to the Executive Agreement dated as of June 12, 1995, among Trump, THCR and THCR Holdings (the "Executive Agreement"). In consideration for Trump's services under the Executive Agreement, Trump receives a salary of $1 million per year. Pursuant to the terms of the Executive Agreement, Trump provides to THCR, from time to time, when reasonably requested, marketing, advertising, professional and other similar and related services with respect to the operation and business of THCR. The Executive Agreement continues in effect (i) for an initial term of five years, and (ii) thereafter, for a three-year rolling term until either Trump or THCR provides notice to the other of its election not to continue extending the term, in which case the term of the Trump Executive Agreement will end three years from the date such notice is given. The Executive Agreement also provides that Trump may devote time and effort to the Taj Mahal and Trump's Castle and, subject to the terms of the Contribution Agreement, to other business matters, and that the Executive Agreement will not be construed to restrict Trump from operating the Taj Mahal and Trump's Castle in a commercially reasonable manner and/or having an interest therein or conducting any other activity not prohibited under the Contribution Agreement. See "Business--Conflicts of Interest."

  Upon consummation of the June 1995 Offerings, Trump contributed to the capital of Trump Indiana and other new jurisdiction subsidiaries payments made by him relating to expenditures for the development of the Indiana Riverboat and other gaming ventures. As of June 12, 1995 these advances totaled approximately $4.4 million. Of these amounts, approximately $3.0 million were used to fund expenses related to the development of Trump Indiana. In order to fund such expenses, THCR Holdings lent to Trump $3.0 million and Trump issued to THCR Holdings a five-year promissory note bearing interest at a fixed rate of 10%, payable annually. The promissory note provides that it will be automatically canceled in the event that at any time during the periods set forth below, the THCR Common Stock trades on the NYSE, or any other applicable national exchange or over-the-counter market, at a price per share equal to or greater than the prices set forth below (subject to adjustment in certain circumstances) for any ten trading days during any 15 consecutive trading day period:

   If on or prior to June 12, 1997 ...................................... $25.00
   If on or prior to June 12, 1998 ...................................... $27.50
   If on or prior to June 12, 1999 ...................................... $30.00
   If on or prior to June 12, 2000 ...................................... $32.50

  On March 27, 1996, such $3.0 million promissory note was canceled in accordance with its terms.

  THCR has entered into a ten-year lease with The Trump-Equitable Fifth Avenue Company, a corporation wholly owned by Trump, dated as of July 1, 1995, for the lease of office space in The Trump Tower in New York City, which THCR may use for its general executive and administrative offices. The fixed rent is $115,500 per year, paid in equal monthly installments, for the period from July 1, 1995 to June 30, 2000 and will be $129,250 per year, paid in equal monthly installments, for the period from July 1, 2000 to June 30, 2005. In addition, THCR will pay as additional rent, among other things, a portion of the property taxes due each year. THCR has the option to terminate this lease upon ninety days' written notice and payment of $32,312.50.

  In connection with the Merger Transaction, Trump and THCR entered into an agreement, dated January 8, 1996, pursuant to which Trump agreed to take the actions contemplated to be taken by Trump in connection with the Merger Transaction, including to vote, or cause to be voted, all shares of THCR Common Stock and THCR Class B Common Stock beneficially owned by Trump in favor of the approval of the Merger Transaction. THCR agreed to use reasonable efforts to fulfill, and cause to be fulfilled, those obligations owed to Trump in connection with the Merger Transaction.

  Through February 1, 1993, Plaza Associates also leased from Trump approximately 120 parking spaces at Trump Plaza East for approximately $5.50 per parking space per day, with payments under such arrangement for the years ended December 31, 1993 and December 31, 1992 totaling $21,000 and $227,000, respectively.

  Seashore Four is the fee owner of a parcel of land constituting a portion of the Plaza Casino Parcel, which it leases to Plaza Associates pursuant to the SFA Lease. Seashore Four was assigned the lessor's interest in the existing SFA Lease in connection with its acquisition of fee title to such parcel from a non-affiliated third party in November 1983. The SFA Lease was entered into by Plaza Associates with such third party on an arm's-length basis. Plaza Associates recorded rental expenses of approximately $950,000, $900,000 and $900,000 in 1995, 1994 and 1993, respectively, concerning rent owed to Seashore Four.

  Trump Seashore is the fee owner of a parcel of land constituting a portion of the Plaza Casino Parcel, which it leases to Plaza Associates pursuant to the TSA Lease. In July 1988, Trump Seashore exercised a $10 million option to purchase the fee title to such parcel from a non-affiliated third party. In connection therewith, Trump Seashore was assigned the lessors' interest in the Trump Seashore Lease, which interest has, however, been transferred to UST. See "Properties." Plaza Associates made rental payments to Trump Seashore of approximately $1,175,000, $1.0 million and $1.0 million in 1995, 1994 and 1993, respectively.

  In June 1989, Trump Crystal Tower Associates Limited Partnership ("Trump Crystal"), a New Jersey limited partnership wholly owned by Trump, acquired from Elsinore Shore Associates all of the assets constituting the former Atlantis Casino Hotel ("Atlantis"), which is located on The Boardwalk adjacent to the Atlantic City Convention Center on the opposite side from Trump Plaza and is otherwise referred to herein as Trump World's Fair. Prior to such acquisition, all of the Atlantis' gaming operations were discontinued. The facility was renamed the Trump Regency Hotel and, in August 1990, pursuant to a triple net lease with an affiliate of Plaza Associates, leased to Plaza Associates, which operated it solely as a non-casino hotel. During such period of operation, losses attributable to the former Trump Regency Hotel aggregating approximately $14.1 million adversely affected the results of operations of Plaza Associates. Pursuant to the 1992 Plaza Restructuring, Plaza Associates ceased operating the former Trump Regency Hotel as of September 30, 1992. As part of the 1992 Plaza Restructuring, the triple-net lease was terminated and Plaza Associates issued to Manufacturers Hanover Trust Company, which has since been acquired by Chemical Bank ("Chemical"), the assignee of rents payable under such lease, a promissory note in the original principal amount of $17.5 million (the "Regency Note"). At such time, title to the former Trump Regency Hotel was transferred by Trump to ACFH Inc. ("ACFH"), a wholly owned subsidiary of Chemical. From that time until June 12, 1995, the former Trump Regency Hotel was operated on behalf of ACFH as a non-casino hotel by Sovereign Management, a third party unaffiliated with THCR, Trump or their respective affiliates. Pursuant to an agreement between Trump Crystal and ACFH, Trump Crystal granted ACFH a non-exclusive license to use the "Trump" name in connection with such property. Plaza Associates repaid the Regency Note with a portion of the proceeds from the sale of the Plaza Notes and PIK Notes.

  In December 1993, Trump entered into an option agreement (the "Original Chemical Option Agreement") with Chemical and ACFH. The Original Chemical Option Agreement granted to Trump an option to purchase (i) the former Trump Regency Hotel (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain promissory notes (including a personal promissory note of Trump payable to Chemical for $35.9 million (the "Trump Note")) made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which are secured by certain real estate assets located in New York, unrelated to Plaza Associates, including the Trump Note which was made by Trump on July 20, 1987. As of September 30, 1995, the aggregate amount owed by Trump and his affiliates under the Chemical Notes (none of which constitutes an obligation of Plaza Associates) was approximately $65.8 million. In connection with exercise of the Trump World's Fair Purchase Option, as discussed below, the Trump Note was canceled.

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

  In connection with the execution of the Original Chemical Option Agreement, Plaza Associates was to make the initial $1 million payment, and, in consideration of such payment to be made by Plaza Associates, Trump agreed with Plaza Associates that, if Trump was able to acquire the former Trump Regency Hotel pursuant to the exercise of the option, he would make it available for the sole benefit of Plaza Associates on a basis consistent with Plaza Associates' contractual obligations and requirements. Trump further agreed that Plaza Associates would not be required to pay any additional consideration to Trump in connection with any assignment to Plaza Associates of the option to purchase the former Trump Regency Hotel. On January 5, 1994, Plaza Associates obtained the approval of the CCC to make the $1 million payment, and the payment was made on that date.

  On June 16, 1994, Trump, Chemical and ACFH amended and restated the Original Chemical Option Agreement (the "First Amended Chemical Option Agreement"). The First Amended Chemical Option Agreement provided for an extension of the expiration of the option through September 30, 1994, upon payment of $250,000. Such payment was made on June 27, 1994. The First Amended Chemical Option Agreement provided for a $60 million option price for the former Trump Regency Hotel and the Trump Note, and a separate $20 million option price for the other Chemical Notes. On August 30, 1994, Trump, Chemical and ACFH entered into an amendment to the First Amended Chemical Option Agreement (the "Second Amended Chemical Option Agreement"). The Second Amended Chemical Option Agreement provided for an extension of the expiration of the option through March 31, 1995 upon the payment of $50,000 a month for the period October through December 1994, and $150,000 a month for the period January through March 1995. Plaza Associates received the approval of the CCC and has made such payments. On March 6, 1995, Trump, Chemical and ACFH entered into an amendment to the Second Amended Chemical Option Agreement (the "Third Amended Chemical Option Agreement") or the Trump World's Fair Purchase Option. On June 12, 1995, Trump exercised the Trump World's Fair Purchase Option for $58,150,000 ($60 million less $1,850,000 in option payments which were available as of that date to offset the original exercise price), and title to Trump World's Fair was transferred via directed deed from ACFH to Plaza Associates. In connection with the exercise of the Trump World's Fair Purchase Option, the Trump Note was canceled. THCR is currently in the process of renovating and integrating Trump World's Fair into Trump Plaza. See "Business--Trump Plaza--The Trump Plaza Expansion."

  In 1993, Plaza Associates received the approval of the CCC, subject to certain conditions, for the expansion of its hotel facilities at Trump Plaza East. On June 24, 1993, in connection with the 1993 refinancing of Trump Plaza, (i) Trump transferred title to Trump Plaza East to Boardwalk, a wholly owned subsidiary of Midlantic, in exchange for a reduction in indebtedness to Midlantic in an amount equal to the sum of fair market value of Trump Plaza East and all rent payments made to Boardwalk by Trump under the Trump Plaza East Lease (as defined), (ii) Boardwalk leased Trump Plaza East to Trump (the "Trump Plaza East Lease") for a term of five years, which expires on June 30, 1998, during which time Trump was obligated to pay Boardwalk $260,000 per month in lease payments, and (iii) Plaza Associates acquired the Trump Plaza East Purchase Option. In October 1993, Plaza Associates assumed the Trump Plaza East Lease and related expenses. In addition, Plaza Associates has the Right of First Offer upon any proposed sale of all or any portion of the fee interest in Trump Plaza East during the term of the Trump Plaza East Purchase Option. Pursuant to the Right of First Offer, Plaza Associates has ten days after receiving written notice from the grantor of the proposed sale to commit to exercise the Right of First Offer. If Plaza Associates commits to exercise the Right of First Offer, it has ten days from the date of commitment to deposit $3,000,000 with the grantor, to be credited towards the purchase price or to be retained by the grantor if the closing, through no fault of the grantor, does not occur within 90 days (or, subject to certain conditions, 120 days) of the date of the commitment. If Plaza Associates determines not to timely exercise the Right of First Offer, the grantor thereof may sell Trump Plaza East to a third party, subject, however, to the Trump Plaza East Purchase Option and the lease associated with Trump Plaza East. Trump, individually, also has been granted by such lender the Right of First Offer upon a proposed sale of all or any portion of Trump Plaza East during the term of the Trump Plaza East Purchase Option. Trump has agreed with Plaza Associates that his Right of First Offer will be subject to Plaza Associates' prior exercise of its Right of First Offer (with any decision of Plaza Associates requiring the approval of the independent directors of Plaza Funding, acting as the managing general partner of Plaza Associates). Acquisition of Trump Plaza East by Plaza Associates would under certain circumstances (provided there are no events of default under the Trump Plaza East Lease or the Trump Plaza East Purchase Option and provided that certain other events had not theretofore or do not thereafter occur) discharge Trump's approximately $18 million obligation to Midlantic in full.

  On June 24, 1993, Plaza Associates and TPM entered into an agreement (the "TPM Services Agreement") which amended and restated an earlier services agreement. Pursuant to the TPM Services Agreement, TPM is required to provide to Plaza Associates, from time to time when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other similar and related services (the "TPM Services") with respect to the business and operations of Plaza Associates. In addition, the TPM Services Agreement contains a non-exclusive "license" of the "Trump" name. TPM is not required to devote any prescribed amount of time to the performance of its duties. In consideration for the TPM Services, Plaza Associates pays TPM an annual fee of $1.0 million in equal monthly installments. In addition to such annual fee, Plaza Associates reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under the TPM Services Agreement. Plaza Associates paid TPM $1,321,000, $1,288,000 and $1,247,000 in 1995, 1994 and 1993, respectively, for the TPM Services. Pursuant to the TPM Services Agreement, Plaza Associates has agreed to hold TPM, its officers, directors and employees harmless from and against any loss arising out of or in connection with the performance of the TPM Services and to hold Trump harmless from and against any loss arising out of the license of the "Trump" name. The TPM Services Agreement provides that its term is coextensive with the period during which any Plaza Notes remain outstanding.

  Payments received under the TPM Services Agreement are currently pledged by TPM to secure lease payments for a helicopter that TPM makes available to Plaza Associates. Pending approval by the lessor of the helicopter, it is currently contemplated that the stock of TPM will be transferred by Trump to THCR Holdings, which will in turn assume the lease and related obligations, as well as become entitled to all amounts payable under the TPM Services Agreement.

  John Barry, Trump's brother-in-law, is a partner of Barry & McMoran, a New Jersey law firm which provides, from time to time, legal services to Plaza Associates.

  Other Relationships. The Commission requires registrants to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and (ii) a director of the registrant serves as an executive officer. Messrs. Ribis, Pickus and Burke, executive officers of THCR, have served on the boards of directors of other entities in which members of the Board of Directors of THCR (namely, Messrs. Trump and Ribis) served and continue to serve as executive officers. Management believes that such relationships have not affected the compensation decisions made by the Board of Directors of THCR in the last fiscal year.

  Messrs. Trump and Ribis serve on the Board of Directors of Plaza Funding, the managing general partner of Plaza Associates, and of which Messrs. Trump and Ribis are executive officers. Messrs. Trump and Ribis also serve on the Board of Directors of Plaza Holding Inc., of which Messrs. Trump, Ribis and Burke are also executive officers. Trump is not compensated by such entities for serving as an executive officer, however, he has entered into a personal services agreement with Plaza Associates and THCR. Messrs. Ribis and Burke are not compensated by the foregoing entities, however, they are compensated by Plaza Associates for their service as executive officers.

  Messrs. Ribis, Pickus and Burke serve on the Board of Directors of Taj Holding, which holds an indirect equity interest in Taj Associates, the partnership that owns the Taj Mahal, of which Trump is an executive officer. Such persons also serve on the Board of Directors of TM/GP, the managing general partner of Taj Associates, of which Messrs. Trump and Ribis are executive officers. Mr. Ribis is compensated by Taj Associates for his services as its Chief Executive Officer. Mr. Ribis also serves on the Board of Directors of Realty Corp., which leases certain real property to Taj Associates, of which Trump is an executive officer. Trump, however, does not receive any compensation for serving as an executive officer of Realty Corp. Mr. Ribis receives compensation from TCA for acting as its Chief Executive Officer.

  Prior to December 1995, Mr. Ribis was Counsel to the law firm of Ribis, Graham and Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to THCR, THCR Holdings, Plaza Associates and certain of their affiliated entities.

  Mr. Ribis is also Chief Executive Officer of Taj Associates and TCA, the partnerships that own the Taj Mahal and Trump's Castle, and receives compensation from such entities for such services as set forth above. Pursuant to the Ribis THCR Agreement, he is required to devote the majority of his time to the affairs of THCR. All other executive officers of Plaza Associates, except Messrs. Burke and Pickus, devote substantially all of their time to the business of Plaza Associates.

  THCR Holdings has an employment agreement with Robert M. Pickus (the "Pickus Agreement") pursuant to which he serves as Executive Vice President and General Counsel. The Pickus Agreement, the initial term of which expires on July 9, 1998 if not extended, provides for annual compensation of $275,000 plus bonus. Employment may be terminated only for "cause," which is defined in the Pickus Agreement as Mr. Pickus' (i) revocation of his casino key employee license, (ii) conviction of certain crimes, (iii) disability or death or (iv) breach of his duty to THCR Holdings. Upon termination for cause, Mr. Pickus will receive only compensation earned to the date of termination. Pursuant to the Pickus Agreement, Mr. Pickus has agreed not to accept employment for or on behalf of any other casino hotel located in Atlantic City during the term of the Pickus Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP

  Plaza Funding. THCR Holdings has owned 100% of the Plaza Funding Stock since June 12, 1995. Prior to June 12, 1995, Trump owned 100% of the Plaza Funding Stock. Pursuant to a contribution agreement, dated as of June 12, 1995, by and among Trump and THCR Holdings (the "1995 Contribution Agreement"), Trump transferred to THCR Holdings, among other things, 100% of the Plaza Funding Stock.

   Plaza Associates. Through its ownership of 100% of Plaza Funding, Plaza Holding Inc. and Trump AC, THCR Holdings currently beneficially owns 100% of Plaza Associates.

CHANGES IN CONTROL

  On June 12, 1995, as a part of the June 1995 Offerings, THCR Holdings and its wholly owned finance subsidiary, Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding"), issued $155 million aggregate principal amount 15 1/2% Senior Secured Notes due 2005 (the "Senior Notes"). Pursuant to the indenture under which the Senior Notes were issued (the "Senior Note Indenture"), THCR Holdings pledged the Plaza Funding Stock and caused its subsidiaries to pledge 99% of the equity of Plaza Associates, for the benefit of the holders of the Senior Notes, which pledges are secured, until the Plaza Note Purchase, equally and ratably with the Plaza Notes. The remaining 1% equity interest in Plaza Associates, which is held by Plaza Funding, was pledged for the exclusive benefit of the holders of the Plaza Notes in connection with the issuance of the Plaza Notes. A foreclosure on all of the collateral discussed herein would result in a change of control of Plaza Funding and Plaza Associates.

  In connection with the Merger Transaction, THCR Holdings will cause Plaza Funding to transfer (by merger, contribution or otherwise) its 1% general partnership interest in Plaza Associates to The Trump Taj Mahal Corporation ("TTMC"), an entity which will, following the Merger Transaction, be a wholly owned subsidiary of THCR Holdings. At that time, TTMC will assume Plaza Funding's remaining obligations under the Plaza Note Indenture. Additionally, TTMC will pledge such 1% general partnership interest in Plaza Associates for the benefit of the holders of the Senior Notes, who will then have an exclusive security interest in all of THCR Holdings direct and indirect equity interest in its subsidiaries. A foreclosure on all of the collateral discussed herein would result in a change of control of Plaza Funding and Plaza Associates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Payments to affiliates in connection with any such transactions are governed by the provisions of the Senior Note Indenture and the Plaza Note Indenture, which provisions will generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the independent directors of THCR, in the case of the Senior Note Indenture, and Plaza Funding, in the case of the Plaza Note Indenture, for certain affiliated transactions.

  Trump and certain affiliates have engaged in certain related party transactions with respect to THCR and Plaza Associates. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation-- Certain Related Party Transactions of Trump" and "--Other Relationships."

  Plaza Associates has joint property insurance coverage with TCA, Taj Associates and other entities affiliated with Trump for which the annual premium paid by Plaza Associates was approximately $1.4 million for the 12 months ended May 1996.

  Plaza Associates leased from Taj Associates certain office facilities located in Pleasantville, New Jersey. In 1993 and 1992, lease payments by Plaza Associates to Taj Associates totaled approximately $30,000 and $138,000, respectively. Such lease terminated on March 19, 1993, and Plaza Associates vacated the premises. Through February 1, 1993, Plaza Associates also leased from Trump approximately 120 parking spaces at Trump Plaza East for approximately $5.50 per parking space per day, with payments under such arrangement for the years ended December 31, 1993 and December 31, 1992 totaling $21,000 and $227,000, respectively.

  Plaza Associates also leased portions of its warehouse facility located in Egg Harbor Township, New Jersey to TCA; lease payments by TCA to Plaza Associates totaled $6,000, $6,000 and $15,000 in 1995, 1994 and 1993, respectively.

  Indemnification Agreements. In addition to the indemnification provisions in THCR's and its subsidiaries' employment agreements (see "Management-- Employment Agreements"), certain former and current Directors of Plaza Funding entered into separate indemnification agreements in May 1992 with Plaza Associates pursuant to which such persons are afforded the full benefits of the indemnification provisions of the partnership agreement governing Plaza Associates. Plaza Associates also entered into an Indemnification Trust Agreement in November 1992 (the "Trust Agreement") with Midlantic (the "Indemnification Trustee") pursuant to which the sum of $100,000 was deposited by Plaza Associates with the Indemnification Trustee for the benefit of the Directors of Plaza Funding and certain former directors of Trump Plaza GP to provide a source for indemnification for such persons if Plaza Associates, Plaza Funding or Trump Plaza GP, as the case may be, fails to immediately honor a demand for indemnification by such persons. The indemnification agreements with the directors of Plaza Funding and directors of Trump Plaza GP were amended in June 1993 to provide, among other things, that Plaza Associates would maintain directors' and officers' insurance covering such persons during the ten-year term (subject to extension) of the indemnification agreements; provided, however, that if such insurance would not be available on a commercially practicable basis, Plaza Associates could, in lieu of obtaining such insurance, annually deposit an amount in the Indemnification Trust Fund equal to $500,000 for the benefit of such directors; provided, however, that deposits relating to the failure to obtain such insurance shall not exceed $2.5 million. Such directors are covered by directors' and officers' insurance maintained by Plaza Associates.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A) FINANCIAL STATEMENTS.

    (1) See "Financial Statements and Supplementary Data--Index to Financial Statements and Financial Statement Schedules" for a list of the financial statements included in this Annual Report.
    (2) See "Financial Statements and Supplementary Data--Index to Financial Statement Schedules" for a list of the financial statement schedule included in this Annual Report.

  (B) REPORTS ON FORM 8-K.

    The Registrants did not file any reports on Form 8-K during the quarter ended December 31, 1995.

  (C) EXHIBITS.

   EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
   -----------                      ----------------------
    3.1(6)     Amended and Restated Certificate of Incorporation of Trump Plaza
               Funding, Inc.
    3.2(6)     Amended and Restated By-Laws of Trump Plaza Funding, Inc.
    3.3-3.4    Intentionally omitted
    3.5(6)     Certificate of Incorporation of Trump Plaza Holding Inc.
    3.6(6)     By-Laws of Trump Plaza Holding Inc.
    3.7(7)     Second Amended and Restated Partnership Agreement of Trump Plaza
               Associates.
    3.8        Intentionally omitted.
    3.9(6)     Agreement and Plan of Merger between TP/GP, Corp. and Trump
               Plaza Funding, Inc.
    4.1(7)     Mortgage Note Indenture, among Trump Plaza Funding, Inc., as issuer, Trump Plaza Associates, as guarantor, and First Bank
               National Association, as trustee.
    4.2(7)     Indenture of Mortgage, between Trump Plaza Associates, as
               mortgagor, and Trump Plaza Funding, Inc., as mortgagee.
    4.3(7)     Assignment Agreement between Trump Plaza Funding, Inc., and
               First Bank National Association, as trustee.
    4.4(7)     Assignment of Operating Assets from Trump Plaza Associates to
               Trump Plaza Funding, Inc.
    4.5(7)     Assignment of Leases and Rents from Trump Plaza Associates to
               Trump Plaza Funding, Inc.
    4.6(7)     Indenture of Mortgage between Trump Plaza Associates and First
               Bank National Association, as trustee.
    4.7(7)     Assignment of Leases and Rents from Trump Plaza Associates to
               First Bank National Association, as trustee.
    4.8(7)     Assignment of Operating Assets from Trump Plaza Associates to
               First Bank National Association, as trustee.
    4.9(7)     Trump Plaza Associates Note to Trump Plaza Funding, Inc.

   EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
   -----------                     ----------------------
    4.10(7)    Mortgage Note Certificate (included in Exhibit 4.1).
    4.11(7)    Pledge Agreement of Trump Plaza Funding, Inc., in favor and for the benefit of First Bank National Association, as
               trustee.
   10.1-10.6   Intentionally omitted.
   10.7(9)     Employment Agreement between Trump Plaza Associates and Barry
               Cregan.
   10.8-10.9   Intentionally omitted.
   10.10(3)    Agreement of Lease, dated as of July 1, 1980, by and between
               SSG Enterprises, as lessor and Atlantic City Seashore 2, Inc., as lessee, as SSG Enterprises' interest has been assigned to
               Seashore Four Associates, and as Atlantic City Seashore 2,
               Inc.'s interest has been, through various assignments,
               assigned to Trump Plaza Associates (with schedules).
   10.11(3)    Agreement of Lease, dated July 11, 1980, by and between Plaza
               Hotel Management Company, as lessor, and Atlantic City
               Seashore 3, Inc., as lessee, as Atlantic City Seashore 3,
               Inc.'s interest has been, through various assignments,
               assigned to Trump Plaza Associates (with schedules).
   10.12(3)    Agreement of Lease, dated as of July 1, 1980, by and between
               Magnum Associates and Magnum Associates II, as lessor and
               Atlantic City Seashore 1, Inc., as lessee, as Atlantic City
               Seashore 1, Inc.'s interest has been, through various
               assignments, assigned to Trump Plaza Associates (with
               schedules).
   10.13-10.15 Intentionally omitted.
   10.16(1)    Trump Plaza Hotel and Casino Retirement Savings Plan effective as of November 1, 1986.
   10.17-10.20 Intentionally omitted.
   10.21(4)    Assignment of Lease, dated as of July 28, 1988, by and between
               Magnum Associates and Magnum Associates II, as assignor, Trump
               Seashore Associates, as assignee, and Trump Plaza Associates, as lessee.
   10.22-10.23 Intentionally omitted.
   10.24(4)    Employment Agreement, dated January 28, 1991, between Trump
               Plaza Associates and Kevin DeSanctis.
   10.24.1(19) Amendment to Employment Agreement, dated August 6, 1992, between Trump Plaza Associates and Kevin DeSanctis.
   10.25       Intentionally omitted.
   10.26       Intentionally omitted.
   10.27(2)    Employment Agreement, dated as of March 13, 1991 between Trump
               Plaza Associates and William Velardo.
   10.28(2)    Option Agreement, dated as of February 2, 1993, between Donald
               J. Trump and Trump Plaza Associates.
   10.29       Intentionally omitted.



   10.30(5)    Amended and Restated Services Agreement between Trump Plaza
               Associates and Trump Plaza Management Corp.
   10.31       Intentionally omitted.
   10.32       Intentionally omitted.
   10.33(6)    Mortgage from Donald J. Trump, as nominee, to Albert
               Rothenberg and Robert Rothenberg, dated October 3, 1983.

   EXHIBIT NO.                                          DESCRIPTION OF EXHIBIT
   -----------                                          ----------------------
   10.34(6)      Mortgage made by Harrah's Associates to Adeline Bordonaro, dated January 28, 1986.
   10.35(6)      Mortgage from Trump Plaza Associates to The Mutual Benefit Life Insurance Company, dated October 5,
                 1990.
   10.35.1(6)    Collateral Assignment of Leases from Trump Plaza Associates to The Mutual Benefit Life Insurance
                 Company, dated October 5, 1990.
   10.36-10.37   Intentionally omitted.
   10.38(8)      Employment Agreement between Trump Plaza Associates and Nicholas L. Ribis.
   10.39(8)      Severance Agreement between Trump Plaza Associates and Robert M. Pickus.
   10.40(10)     Employment Contract, dated as of February 7, 1995, between Trump Plaza Associates and Kevin S.
                 Smith.
   10.41(10)     Employment Agreement between Trump Plaza Associates and James A. Rigot.
   10.42(10)     Option and Right of First Offer Agreement between Trump Plaza Associates and Missouri Boardwalk
                 Inc., dated June 24, 1993.
   10.43(10)     Lease between Donald J. Trump and Missouri Boardwalk Inc., dated June 24, 1993.
   10.44(10)     Sublease between Donald J. Trump and Missouri Boardwalk Inc., dated June 24, 1993.
   10.45-10.49   Intentionally omitted.


   10.50(11)     Acquisition Agreement, dated April 27, 1995, between Trump Oceanview, Inc. and The New Jersey Sports and Exposition Authority.


   10.51-10.62   Intentionally omitted
   10.63         Employment Agreement, dated as of August 18, 1995, between Trump Plaza Associates and Patrick J.
                 O'Malley.
   27.1          Financial Data Schedule of Trump Plaza Funding, Inc.
   27.2          Financial Data Schedule of Trump Plaza Associates.

---------------------
(1) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. for the year ended December 31, 1986.
(2) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. for the year ended December 31, 1992.
(3) Incorporated herein by reference to the identically numbered Exhibit in the Registration Statement on Form S-1, Registration No. 33-4604, of Trump Plaza Funding, Inc.
(4) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. for the fiscal year ended December 31, 1990.
(5) Previously filed in the Registration Statement on Form S-1, Registration No. 33-58608, of Trump Atlantic City Associates (formerly Trump Plaza Holding Associates).
(6) Incorporated herein by reference to the identically numbered Exhibit in the Registration Statement on Form S-1, Registration No. 33-58602, of Trump Plaza Funding, Inc. and Trump Plaza Associates.
(7) Incorporated herein by reference to the identically numbered Exhibit in the Registration Statement on Form S-1, Registration No. 33-58608, of Trump Atlantic City Associates (formerly Trump Plaza Holding Associates).
(8) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. and Trump Atlantic City Associates (formerly Trump Plaza Holding Associates) for the year ended December 31, 1993.
(9) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 1O-Q of Trump Plaza Funding, Inc. for the quarter ended September 30, 1994.
(10) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. and Trump Atlantic City Associates (formerly Trump Plaza Holding Associates) for the year ended December 31, 1994.

(11) Incorporated herein by reference to the identically numbered Exhibit to the Registration Statement on Form S-1, Registration No. 33-90784, of Trump Hotels & Casino Resorts, Inc.
(12) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 10-Q of Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. for the quarter ended June 30, 1995.
(13) Incorporated herein by reference to the identically numbered Exhibit on the Current Report on Form 8-K of Trump Hotels & Casino Resorts, Inc., dated January 10, 1996.
(14) Incorporated herein by reference to the identically numbered Exhibit to the Quarterly Report on Form 10-Q of Trump Plaza Funding, Inc., Trump Plaza Associates and Trump Atlantic City Associates (formerly Trump Plaza Holding Associates) for the quarter ended June 30, 1995.
(15) Incorporated herein by reference to the identically numbered Exhibit on the Current Report on Form 8-K of Trump Hotels & Casino Resorts, Inc., dated February 1, 1996.
(16) Incorporated herein by reference to the identically numbered Exhibit to the Registration Statement on Form S-4, Registration No. 333-153, of Trump Hotels & Casino Resorts, Inc.
(17) Contained on the signature page of this Registration Statement.
(18) Incorporated herein by reference to the identically numbered Exhibit to the Quarterly Report on Form 10-Q of Trump Plaza Funding, Inc., Trump Plaza Associates and Trump Plaza Holding Associates for the quarter ended March 30, 1995.
(19) Incorporated herein by reference to the identically numbered Exhibit to the Quarterly Report on Form 10-Q of Trump Plaza Funding, Inc., Trump Plaza Associates and Trump Plaza Holding Associates for the quarter ended September 30, 1992.
(20) Incorporated herein by reference to the identically numbered Exhibit to the Quarterly Report on form 10-Q of Trump Plaza Funding, Inc. for the quarter ended June 30, 1992.

  (D) Financial Statement Schedules.
    See "Financial Statements and Supplementary Data--Index to Financial Statements and Financial Statement Schedule" for a list of the financial statement schedule included in this Annual Report.

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Registrants which are identified as forward-looking, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Annual Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report. The inclusion of the forward-looking statements contained in this Annual Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in this Annual Report will be achieved. In light of the foregoing, readers of this Annual Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Trump Plaza Funding, Inc.

                                          /s/ Donald J. Trump
                                          -------------------------------------
                                          BY:DONALD J. TRUMP
                                          TITLE: PRESIDENT
                                          DATE: MARCH 27, 1996

                                          Trump Plaza Associates
                                          BY: TRUMP PLAZA FUNDING, INC.
                                          ITS MANAGING GENERAL PARTNER

                                          /s/ Donald J. Trump
                                          -------------------------------------
                                          BY:DONALD J. TRUMP
                                          TITLE: PRESIDENT
                                          DATE: MARCH 27, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             SIGNATURES                        TITLE                 DATE

Trump Plaza Funding, Inc.

By:      /s/ Donald J. Trump           President and            March 27, 1996
-------------------------------------   Chairman of the
           DONALD J. TRUMP              Board of Directors
                                        (Principal
                                        Executive Officer)

By: /s/ Francis X. McCarthy, Jr.       Chief Financial          March 27, 1996
-------------------------------------   Officer (Principal
      FRANCIS X. MCCARTHY, JR.          Financial and
                                        Accounting Officer)

By:     /s/ Nicholas L. Ribis          Director                 March 27, 1996
-------------------------------------
          NICHOLAS L. RIBIS

By:     /s/ Wallace B. Askins          Director                 March 27, 1996
-------------------------------------
          WALLACE B. ASKINS

By:       /s/ Don M. Thomas            Director                 March 27, 1996
-------------------------------------
            DON M. THOMAS

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP PLAZA ASSOCIATES
By: Trump Plaza Funding, Inc.
  its Managing General Partner

             SIGNATURES                         TITLE                DATE

         /s/ Donald J. Trump            President and           March 27, 1996
-------------------------------------    Chairman of the
           DONALD J. TRUMP               Board of Directors
                                         (Principal
                                         Executive Officer)

    /s/ Francis X. McCarthy, Jr.        Chief Financial         March 27, 1996
-------------------------------------    Officer (Principal
      FRANCIS X. MCCARTHY, JR.           Financial and
                                         Accounting Officer)

        /s/ Nicholas L. Ribis           Director                March 27, 1996
-------------------------------------
          NICHOLAS L. RIBIS

        /s/ Wallace B. Askins           Director                March 27, 1996
-------------------------------------
          WALLACE B. ASKINS

          /s/ Don M. Thomas             Director                March 27, 1996
-------------------------------------
            DON M. THOMAS

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

  The Registrants have not sent (and do not intend to send) an annual report to security holders covering the Registrants' last fiscal year and have not sent (and do not intend to send) a proxy statement, form of proxy or other proxy soliciting materials to security holders.